Form 10-Q
period 1995-05-31
YORK RESEARCH CORP
filed 1995-07-11
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           May 31, 1995
                              -----------------------------------

                                       OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------    ----------------

                         Commission file number   0-72
                                                --------

                            York Research Corporation
- --------------------------------------------------------------------------------
                     (EXACT NAME OF REGISTRANT AS SPECIFIED)

           Delaware                                         06-0608633
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

280 Park Avenue, Suite 2700 West,  New York, New York          10017
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 557-6200
                                                  ---------------


- --------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

     Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 12,754,970.
- ----------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     May 31,          February 28,
                                                                      1995               1995
                                                                   -----------        -----------

ASSETS
Current Assets:
 Cash                                                               $1,762,620         $1,767,495
 Service and other receivables - WCTP                                   61,317             15,202
 Engineering and other service receivables - BNYLP                     247,240            132,253
 Other receivables-NAEC                                                625,000                 --
 Due from AWH                                                          418,333            568,333
 Other current assets (including advances to employees and
     directors of $173,675 and $203,118, respectively)                 309,331            504,318
                                                                   -----------        -----------
           Total current assets                                      3,423,841          2,987,601

Property, plant and equipment, net                                     342,408            336,871
Construction in progress - WCTP                                     23,045,057         21,741,740
Long-term note receivable - WCTP                                    20,682,000         20,682,000
Other long-term receivables - WCTP                                   1,529,978          1,529,978
Advances to minority partner                                         2,000,000          2,000,000
Payment in lieu of performance bond - WCTP                             500,000            500,000
Other assets (including advances to an employee and  a director
   of $339,767 and $338,267, respectively)                             497,194            489,688
Excess of investment over net assets acquired, net                     406,841            416,684
                                                                   -----------        -----------
           Total assets                                            $52,427,319        $50,684,562
                                                                   -----------        -----------
                                                                   -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts and notes payable                                         $1,048,727         $1,286,877
 Accrued expenses                                                    2,359,896          2,274,135
 Accrued income taxes                                                  263,352            262,493
 Current portion of deferred revenue and other credits                 165,641            374,592
                                                                   -----------        -----------
           Total current liabilities                                 3,837,616          4,198,097

Due to SBCC                                                         20,482,000         20,482,000
Other long-term liabilities                                            633,874            637,969
Deferred revenue and other credits                                   3,460,000          3,478,041
                                                                   -----------        -----------
           Total  liabilities                                       28,413,490         28,796,107

Commitments and contingencies

Minority interest in partnership                                         2,943              2,943

Stockholders' equity
  Common stock, Class A, $.01 par value; authorized 10,000,000
     shares; none issued                                                                       --
 Common stock, $.01 par value; authorized 50,000,000 shares;
     issued 12,802,094 and 12,610,594 shares, respectively             128,021            126,106
 Additional paid-in capital                                         50,546,431         49,619,995
 Accumulated (deficit)                                             (15,715,061)       (16,305,289)
                                                                   -----------        -----------
                                                                    34,959,391         33,440,812
 Less:
 Treasury stock, at cost (47,124 shares)                              (706,401)          (706,401)
 Notes receivable - sale of common stock                            (7,527,808)        (7,393,408)
 Deferred compensation - ESOP                                       (2,714,296)        (3,455,491)
                                                                   -----------        -----------
           Total stockholders' equity                               24,010,886         21,885,512
                                                                   -----------        -----------
           Total liabilities and stockholders' equity              $52,427,319        $50,684,562
                                                                   -----------        -----------
                                                                   -----------        -----------


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MAY 31,


                                                         1995           1994
                                                      ----------     ----------

REVENUES:
  Services - WCTP                                       $801,210        $58,927
  Engineering and other services - BNYLP                 246,389        222,121
  Development fees - BNYLP                             1,200,016        950,016
  Power brokerage fees - NAEC                            425,000             --
                                                      ----------     ----------

     Total revenues                                    2,672,615      1,231,064
                                                      ----------     ----------

COSTS AND EXPENSES:
  Cost of services to WCTP                               779,367         45,407
  Cost of engineering and other services - BNYLP         246,389        222,121
  Selling, general and administrative                  1,612,393      1,200,126
  Interest and other (income) expense                   (605,762)        (8,764)
                                                      ----------     ----------

      Total costs and expenses                         2,032,387      1,458,890
                                                      ----------     ----------


INCOME (LOSS) BEFORE INCOME TAXES                        640,228       (227,826)

Provision for income taxes                                50,000         52,000
                                                      ----------     ----------

NET INCOME (LOSS)                                       $590,228      ($279,826)
                                                      ----------     ----------
                                                      ----------     ----------



Net income (loss) per common share:                        $0.05         ($0.03)
                                                      ----------     ----------
                                                      ----------     ----------

Weighted average number of common shares and
  common share equivalents:                           12,146,225     10,514,033
                                                      ----------     ----------
                                                      ----------     ----------



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MAY 31,


                                                                       1995        1994
                                                                    ----------  ----------

OPERATING ACTIVITIES:
Net income (loss) from operations                                     $590,228   ($279,826)
Adjustments to reconcile net income (loss) from operations to net cash generated by (used in) operating activities:
   Depreciation and amortization                                        41,905      38,322
   Amortization of deferred credits                                   (226,992)   (226,992)
   ESOP contribution                                                    96,296      82,934
   Changes in operating assets and liabilities:
      (Increase) decrease in service receivables                      (161,102)     14,630
      (Increase) decrease in construction in progress               (1,303,317)     51,619
      Net (increase) decrease in notes receivable, other current
         assets, and other assets                                     (287,519)    260,163
      Net decrease in due to bank and equipment vendor                      --    (571,664)
      Net decrease in accounts payable, accrued
         expenses and long-term liabilities                           (152,804)   (680,609)
      Increase (decrease) in accrued taxes                                 859      25,502
                                                                    ----------  ----------
   NET CASH USED IN OPERATING ACTIVITIES                            (1,402,446) (1,285,921)
                                                                    ----------  ----------

INVESTING ACTIVITIES:
   Purchase of machinery and equipment                                 (37,599)    (36,322)
                                                                    ----------  ----------
   NET CASH USED IN INVESTING ACTIVITIES                               (37,599)    (36,322)
                                                                    ----------  ----------

FINANCING ACTIVITIES:
   Amounts received from ESOP                                          920,000   1,094,000
   Payments on capital leases                                           (3,680)     (3,899)
   Proceeds from exercise of stock options and warrants                518,850          --
                                                                    ----------  ----------
   NET CASH GENERATED BY FINANCING ACTIVITIES                        1,435,170   1,090,101
                                                                    ----------  ----------

DECREASE IN CASH                                                        (4,875)   (232,142)

CASH AT BEGINNING OF PERIOD                                          1,767,495   2,390,069
                                                                    ----------  ----------

CASH AT END OF PERIOD                                               $1,762,620  $2,157,927
                                                                    ----------  ----------
                                                                    ----------  ----------



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  GENERAL

     In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York or the Company") consolidated financial position as at May 31, 1995 and results of operations and cash flows for the three months ended May 31, 1995 and 1994.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements need to be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K.

     Any adjustments that may have been made to the financial statements are of a normal recurring nature.

(2)  PER SHARE DATA

     Per share data for the three months ended May 31, 1995 and 1994 is based upon the weighted average number of common shares outstanding. Unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. The per share data for the three months ended May 31, 1995 also include common equivalent shares, which are warrants and stock options; per share data for this period is calculated using the treasury stock method.

(3)  CERTAIN WARRANTS

     The Company, while denying any liability, and in the opinion of management, in order to avoid a protracted and costly litigation, settled in May 1993 a class action lawsuit which shareholders brought against the Company and certain directors and officers of York. Pursuant to the terms of the settlement, the Company issued to the members of the class warrants to purchase 600,000 shares of its common stock at $8.00 per share and warrants to purchase 180,000 shares of its common stock at $6.15 per share (collectively the "Warrants"). Under the terms of the settlement other principal provisions of the Warrants include the following:

(i) The Company has the right to redeem the Warrants in whole or in part at any time after issuance for $11.50 per Warrant.

(ii) The Company has the right to reduce the Warrant exercise price at any time after issuance, in its discretion (the "adjusted exercise price").

(iii)  The Warrants expire on November 1, 1995 (the "Expiration Date").

(iv) Unless the Warrants have previously been redeemed or accelerated the Warrants may be exchanged by the holders thereof on the Expiration Date for $11.50 in cash per Warrant (the "Surrender Price").

(v) The Surrender Price is collateralized by a 35% limited partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP") held by B-41LP.
This limited partnership interest will be released when it is replaced by letters of credit or if the event described in (vi) below occurs. On February 16, 1995, a $6.9 million letter of credit was posted by Mission Energy Company collateralizing a portion of the surrender price. If drawn, it is recourse only to B-41LP's distribution from BNYLP, if any.

(vi) All warrants may no longer be exchanged for the Surrender Price if the closing price of the Company's stock on NASDAQ shall have equaled or exceeded the exercise price or adjusted exercise price of the Warrants plus $11.50 on at least seventy-five of ninety consecutive trading days at any time prior to the Expiration Date.

LIQUIDITY AND CAPITAL RESOURCES

     BROOKLYN NAVY YARD PROJECT

     Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), a joint venture, was formed on October 19, 1992. BNYLP is owned and controlled equally by a subsidiary of Mission Energy Company ("Mission"), which is a wholly owned subsidiary of SCE Corp., and a limited partnership, B-41 Associates, L.P.("B-41LP"), in which the Company is a majority partner.

     The Company estimates the total capital costs of the Brooklyn Navy Yard ("BNY") Facility, when completed, to be approximately $410,000,000, and it expects, with the support of Mission, to arrange for financing the project through third parties, without funding from the Company. Substantial construction is in progress and it is possible that construction could be complete prior to the receipt of third party financing. As a result, Mission may be required to fund all construction costs, or provide a guarantee to secure project financing. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

     Pursuant to the provisions of the partnership agreement, Mission has the right, when it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that controls the day to day operations of BNYLP. Mission informed B-41LP that they have incurred costs in excess of $197,000,000 to date for this project. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

     In consideration for certain development services for the BNY facility performed by the Company, RV Associates L.P. has assumed the obligation for certain credit facilities and other payments ($1,000,000 in the quarter ended May 31, 1995) totalling $7,750,000, which are repayable only from amounts received from third party BNYLP financings or BNY facility operations.

     Like other large projects of this nature, the BNY cogeneration facility is subject to various risks and has significant areas of development still to be resolved. There can be no assurance that the facility will be successfully constructed or, if it is successfully constructed that it will operate at sufficient levels to cover all operation and maintenance expenses and debt service.

     WARBASSE PROJECT

     In September 1994, the Company resumed full operations of the Warbasse facility, and since that date has supplied all the electric and thermal needs of the host, Amalgamated Warbasse Houses, Inc., and is supplying up to the full capacity requirements of its electric power contract with Consolidated Edison Company of New York, Inc.

     The Company is in the final stages of completing construction of the Warbasse project. The Company expects that the Warbasse Project requires approximately $1.5 million to complete construction which would include installed capacity beyond the requirements of the current power purchase agreements which would be available for an additional potential pending utility contract, or for increased efficiency. The Company believes that financing for the completion of the project will continue to be available from internally generated sources or from related or third parties, although there can be no assurance that sufficient funds will be available on a timely basis.

     GENERAL

     During the quarter ended May 31, 1995, the York Research Corporation Employee Stock Ownership Trust ("ESOP") trustee sold 180,000 shares of the Company's common stock, at a profit to the ESOP and repaid to the Company $920,000 of the demand purchase loans. The Company expects the ESOP to repay an additional $2,000,000 of demand purchase money loans in the balance of Fiscal 1996.

     Cash used in operating activities during the three months ended May 31, 1995 was approximately $1,402,000, as compared to approximately $1,286,000 used during the three months ended May 31, 1994. During the quarter ended May 31, 1995, the majority of cash used in operating activities, approximately $1,303,000, was spent on construction in progress related to the Warbasse project. During the quarter ended May 31, 1994, the remaining balances due to bank and an equipment vendor were satisfied, accounting for most of the cash used.

     During the three months ended May 31, 1995, cash generated by financing activities was approximately $1,435,000, as compared to approximately $1,090,000 during the three months ended May 31, 1994. In both periods, the cash generated was mainly attributable to cash received from the ESOP as repayment of demand purchase money loans. During the three months ended May 31, 1995, $920,000 was received from the ESOP, and approximately $1,094,000 was received during the three months ended May 31, 1994. In addition, during the quarter ended May 31, 1995, approximately $519,000 was received as a result of the exercise of stock options and warrants.

     The Company must continue to finance its selling, general and administrative expenses and other obligations. Although there can be no assurance, the Company believes that through the Brooklyn Navy Yard joint venture, the ESOP funding, proceeds from the exercise of warrants and options, the operation of the Warbasse project and power brokerage fees and costs reimbursed by North American Energy Conservation, Inc. ("NAEC"), the Company will be able to meet these obligations as these sources will be available to the Company over the next year and on a long-term basis.

     In the quarter ended May 31, 1995, the Company's Canadian subsidiary, York Research Canada Inc., incurred approximately $248,000 of selling, general and administrative expenses.

     The Company has signed an agreement with NAEC which provides for the Company to be reimbursed for all costs associated with its activities related to NAEC, a company owned by the Company's Chairman, and the Company will receive power brokerage fees to be mutually agreed upon based on level of activity. The Company recognized $300,000 as a reimbursement of costs and $425,000 in brokerage fees related to the quarter ended May 31, 1995.

     The Company has no significant capital commitments, other than the completion of construction of the Warbasse facility.

RESULTS OF OPERATIONS

     Total revenues increased approximately $1,441,000, when comparing the quarter ended May 31, 1995 to the corresponding period in 1994. Resumption of operations of the Warbasse project in September, 1994, caused Services-WCTP revenues to increase approximately $742,000 in 1995. Development fees-BNYLP revenues increased $250,000 as a result of an additional $1,000,000 development fee paid by Mission to B-41LP to, among other things, compensate B-41LP for certain services rendered, offset by a decrease of $750,000 due to the conclusion of certain monthly development fee payments in December, 1994. Additionally, power brokerage fees from NAEC of $425,000 were recognized in the current quarter, compared to none in the prior period.

     Cost of services to WCTP, which include fuel and other operations and maintenance costs, during the three months ended May 31, 1995, increased approximately $734,000, compared to the three months ended May 31, 1994, commensurate with Services - WCTP revenues.

     Selling, general and administrative expenses increased approximately $412,000 when comparing the quarter ended May 31, 1995 to the quarter ended May 31, 1994. York Research Canada, Inc. expenses increased approximately $104,000 in the current quarter, due to an increased level of activity. Professional fees increased approximately $140,000 in the current quarter, due to an increased level of activity on a variety of regulatory and corporate matters. Payroll and related expenses increased approximately $157,000 in the current quarter, as a result of salary increases, additional personnel, and increased health insurance costs.

     Interest and other income increased approximately $604,000 for the quarter ended May 31, 1995, as compared to the quarter ended May 31, 1994, due to interest received from WCTP related to the long-term note receivable acquired by B-41LP in September, 1994.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                     PART II


ITEM  1.  Legal Proceedings

          None

ITEM  6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b) There were no reports on Form 8-K filed during the three months ended May 31, 1995.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Dated: July 11, 1995                    /s/Robert M. Beningson
                                        -------------------------
                                        Robert M. Beningson
                                        Chairman of the Board and
                                        President




Dated: July 11, 1995                    /s/ Michael Trachtenberg
                                        -------------------------
                                        Michael Trachtenberg
                                        Executive Vice President
                                        and Chief Financial
                                        Officer