Form 10-Q/A
period 1995-05-31
YORK RESEARCH CORP
filed 1995-08-16
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q/A
(MARK ONE)

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
                                                --------

                            York Research Corporation
--------------------------------------------------------------------------------
                     (EXACT NAME OF REGISTRANT AS SPECIFIED)

           Delaware                                         06-0608633
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

280 Park Avenue, Suite 2700 West,  New York, New York          10017
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 12,754,970.
----------

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