Form 10-Q
period 1995-08-31
YORK RESEARCH CORP
filed 1995-10-13
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-Q

(MARK ONE)

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         August 31, 1995
                              -----------------------------------

                                       OR

|   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from________________ to________________


                         Commission file number   0-72
                                                --------


                            York Research Corporation
--------------------------------------------------------------------------------
                     (EXACT NAME OF REGISTRANT AS SPECIFIED)

          Delaware                                        06-0608633
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


280 Park Avenue, Suite 2700 West,  New York, New York              10017
--------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (212) 557-6200
                                                  ------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 12,830,017.
----------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                          August 31,     February 28,
                                                                             1995            1995
                                                                         -----------     ------------
                                                                         (Unaudited)          *

ASSETS
Current Assets:
 Cash                                                                     $1,662,748      $1,767,495
 Service and other receivables - WCTP                                        376,382          15,202
 Engineering and other service receivables - BNYLP                           119,564         132,253
 Other receivables-NAEC                                                      450,000              --
 Due from AWH                                                                318,333         568,333
 Other current assets (including advances to employees and
     directors of $178,750 and $203,118, respectively)                       349,031         504,318
                                                                         -----------     -----------
           Total current assets                                            3,276,058       2,987,601

Property, plant and equipment, net                                           345,892         336,871
Construction in progress - WCTP                                           23,858,958      21,741,740
Long-term note receivable - WCTP                                          20,682,000      20,682,000
Other long-term receivables - WCTP                                         1,529,978       1,529,978
Advances to minority partner                                               2,000,000       2,000,000
Payment in lieu of performance bond - WCTP                                   500,000         500,000
Other assets (including advances to an employee and  a director
   of $341,267 and $338,267, respectively)                                   709,767         489,688
Excess of investment over net assets acquired, net                           396,998         416,684
                                                                         -----------     -----------
           Total assets                                                  $53,299,651     $50,684,562
                                                                         -----------     -----------
                                                                         -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts and notes payable                                               $1,049,788      $1,286,877
 Accrued expenses                                                          1,966,370       2,274,135
 Accrued income taxes                                                        241,979         262,493
 Current portion of deferred revenue and other credits                            --         374,592
                                                                         -----------     -----------
           Total current liabilities                                       3,258,137       4,198,097

Due to SBCC                                                               20,232,000      20,482,000
Other long-term liabilities                                                  628,554         637,969
Deferred revenue and other credits                                         3,460,000       3,478,041
                                                                         -----------     -----------
           Total  liabilities                                             27,578,691      28,796,107

Commitments and contingencies

Minority interest in partnership                                               2,943           2,943

Stockholders' equity
  Common stock, Class A, $.01 par value; authorized 10,000,000
     shares; none issued                                                                          --
 Common stock, $.01 par value; authorized 50,000,000 shares; issued
     12,877,141 and 12,610,594 shares, respectively                          128,771         126,106
 Additional paid-in capital                                               50,937,612      49,619,995
 Accumulated (deficit)                                                   (14,918,968)    (16,305,289)
                                                                         -----------     -----------
                                                                          36,147,415      33,440,812
 Less:
 Treasury stock, at cost (47,124 shares)                                    (706,401)       (706,401)
 Notes receivable - sale of common stock                                  (7,527,808)     (7,393,408)
 Deferred compensation - ESOP                                             (2,195,189)     (3,455,491)
                                                                         -----------     -----------
           Total stockholders' equity                                     25,718,017      21,885,512
                                                                         -----------     -----------
           Total liabilities and stockholders' equity                    $53,299,651     $50,684,562
                                                                         -----------     -----------
                                                                         -----------     -----------




      * Derived from audited financial statements as of February 28, 1995

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       (Unaudited)                   (Unaudited)
                                                                       For the Six                  For the Three
                                                                Months Ended August 31,        Months Ended August 31,
                                                              -------------------------      -------------------------
                                                                 1995            1994            1995           1994
                                                              ----------     ----------      ----------     ----------

REVENUES:
  Services - WCTP                                             $1,694,393       $122,190        $893,183        $63,263
  Engineering and other services - BNYLP                         420,540        337,844         174,151        115,722
  Development fees - BNYLP                                     3,266,688      1,900,032       2,066,672        950,016
  Power brokerage fees - NAEC                                    675,000             --         250,000             --
                                                              ----------     ----------      ----------     ----------

     Total revenues                                            6,056,621      2,360,066       3,384,006      1,129,001
                                                              ----------     ----------      ----------     ----------

COSTS AND EXPENSES:
  Cost of services to WCTP                                     1,664,778        101,135         885,410         55,728
  Cost of engineering and other services - BNYLP                 420,540        337,844         174,151        115,722
  Selling, general and administrative                          3,195,846      2,736,574       1,583,453      1,536,449
  Interest and other (income) expense                         (1,210,864)      (268,556)       (605,102)      (259,793)
  Minority interest in consolidated partnership                  500,000             --         500,000             --
                                                              ----------     ----------      ----------     ----------

      Total costs and expenses                                 4,570,300      2,906,997       2,537,912      1,448,106
                                                              ----------     ----------      ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                              1,486,321       (546,931)        846,094       (319,105)

Provision for income taxes                                       100,000         64,000          50,000         12,000
                                                              ----------     ----------      ----------     ----------

NET INCOME (LOSS)                                             $1,386,321      ($610,931)       $796,094      ($331,105)
                                                              ----------     ----------      ----------     ----------
                                                              ----------     ----------      ----------     ----------



Net income (loss) per common share:                                $0.12         ($0.06)          $0.07         ($0.03)
                                                              ----------     ----------      ----------     ----------
                                                              ----------     ----------      ----------     ----------

Weighted average number of common shares and
  common share equivalents:                                   14,671,738     10,595,425      14,741,158     10,603,840
                                                              ----------     ----------      ----------     ----------
                                                              ----------     ----------      ----------     ----------



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED AUGUST 31,


                                                                           1995            1994
                                                                        ----------       ----------
                                                                               (Unaudited)

OPERATING ACTIVITIES:
Net income (loss) from operations                                       $1,386,321        ($610,931)
Adjustments to reconcile net income (loss) from operations to net cash generated by (used in) operating activities:
   Depreciation and amortization                                           184,085           65,840
   Amortization of deferred credits                                       (392,633)        (527,974)
   ESOP contribution                                                       206,458          180,989
   Gain on disposition of machinery and equipment                               --            3,413
   Changes in operating assets and liabilities:
      (Increase) decrease in service receivables                          (448,343)          38,148
      Increase in construction in progress                              (2,117,218)         (45,028)
      Net (increase) decrease in notes receivable, other current
         assets, and other assets                                         (264,792)         101,319
      Net decrease in due to bank and equipment vendor                          --         (571,644)
      Net decrease in accounts payable, accrued
         expenses and long-term liabilities                               (795,699)        (928,216)
      Increase (decrease) in accrued taxes                                 (20,514)          43,035
                                                                        ----------       ----------
   NET CASH USED IN OPERATING ACTIVITIES                                (2,262,335)      (2,251,049)
                                                                        ----------       ----------

INVESTING ACTIVITIES:
   Purchase of machinery and equipment                                     (73,568)         (80,084)
                                                                        ----------       ----------
   NET CASH USED IN INVESTING ACTIVITIES                                   (73,568)         (80,084)
                                                                        ----------       ----------

FINANCING ACTIVITIES:
   Amounts received from ESOP                                            1,374,000        1,401,000
   Payments on capital leases                                               (8,569)         (12,246)
   Proceeds from exercise of stock options and warrants                    865,725               --
                                                                        ----------       ----------
   NET CASH GENERATED BY FINANCING ACTIVITIES                            2,231,156        1,388,754
                                                                        ----------       ----------

DECREASE IN CASH                                                          (104,747)        (942,379)

CASH AT BEGINNING OF PERIOD                                              1,767,495        2,390,069
                                                                        ----------       ----------

CASH AT END OF PERIOD                                                   $1,662,748       $1,447,690
                                                                        ----------       ----------
                                                                        ----------       ----------



    The accompanying notes are an integral part of these financial statement

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

     In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at August 31, 1995 and results of operations for the six and three months ended August 31, 1995 and 1994, and cash flows for the six months ended August 31, 1995 and 1994.

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

(2)  PER SHARE DATA

     Per share data for the six and three months ended August 31, 1995 and 1994 is based upon the weighted average number of common shares outstanding. Unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. The per share data for the six and three months ended August 31, 1995 also include common equivalent shares, which are warrants and stock options; per share data for these periods are calculated using the modified treasury stock method. There is no significant difference between primary and fully diluted earnings per share.

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

(v) The Surrender Price is collateralized by a 35% limited partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP") held by B-41LP.
This limited partnership interest will be released when it is replaced by letters of credit or if the event described in (vi) below occurs. On February 16, 1995, a $6.9 million letter of credit was posted by Mission Energy Company collateralizing a portion of the surrender price. If drawn, it has recourse only to B-41LP's distribution from BNYLP, if any.

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

     Pursuant to the provisions of the partnership agreement, Mission has the right, when it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that controls the day to day operations of BNYLP. Mission informed B-41LP that they have incurred costs in excess of $250,000,000 to date for this project. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

     In consideration for certain development services for the BNY facility performed by the Company, RV Associates L.P. has assumed the obligation for certain credit facilities and other payments ($3,000,000 in the six months ended August 31, 1995) totaling $9,750,000, which are repayable only from amounts received from third party BNYLP financings or BNY facility operations.

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

     The Company is in the final stages of completing construction of the Warbasse project. The Company expects that the Warbasse Project requires approximately $900,000 to complete construction which would include installed capacity beyond the requirements of the current power purchase agreements which would be available for an additional potential pending utility contract, or for increased efficiency. The Company believes that financing for the completion of the project will continue to be available from internally generated sources or from related or third parties, although there can be no assurance that sufficient funds will be available on a timely basis.

     Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") is in the process of obtaining senior project financing. This would allow WCTP to repay a substantial portion of its debt to the Company. Although there can be no assurance, WCTP believes that the financing will be in place by the end of the year.

     GENERAL

     During the six and three months ended August 31, 1995, the York Research Corporation Employee Stock Ownership Trust ("ESOP") trustee sold 320,000 and 140,000 shares, respectively, of the Company's common stock, at a profit to the ESOP and repaid to the Company $1,374,000 and $454,000, respectively, of the demand purchase loans. The Company expects the ESOP to repay an additional $1,500,000 of demand purchase money loans in the next year.

     Cash used in operating activities during the six months ended August 31, 1995 was approximately $2,262,000, as compared to approximately $2,251,000 used during the six months ended August 31, 1994. During the six months ended August 31, 1995, the majority of cash used in operating activities, approximately $2,117,000, was spent on construction in progress related to the Warbasse project. During the six months ended August 31, 1994, the remaining balances due to bank and an equipment vendor were satisfied, accounting for most of the cash used.

     During the six months ended August 31, 1995, cash generated by financing activities was approximately $2,231,000, as compared to approximately $1,389,000 during the six months ended August 31, 1994. In both periods, the cash generated was mainly attributable to cash received from the ESOP as repayment of demand purchase money loans. During the six months ended August 31, 1995, $1,374,000 was received from the ESOP, and approximately $1,401,000 was received during the six months ended August 31, 1994. In addition, during the six months ended August 31, 1995, approximately $866,000 was received as a result of the exercise of stock options and warrants.

     The Company must continue to finance its selling, general and administrative expenses and other obligations. Although there can be no assurance, the Company believes that through the Brooklyn Navy Yard joint venture, the ESOP funding, proceeds from the exercise of warrants and options, the operation of the Warbasse project, the proposed Warbasse project financing and power brokerage fees and costs reimbursed by North American Energy Conservation, Inc. ("NAEC"), the Company will be able to meet these obligations as these sources will be available to the Company over the next year and on a long-term basis.

     In the six and three months ended August 31, 1995, the Company's Canadian subsidiary, York Research Canada Inc., incurred approximately $507,000 and $254,000, respectively, of selling, general and administrative expenses.

     The Company has signed an agreement with NAEC which provides for the Company to be reimbursed for all costs associated with its activities related to NAEC, a company owned by the Company's Chairman, and the Company will receive power brokerage fees to be mutually agreed upon based on level of activity. The Company recognized $600,000 and $300,000, respectively, as a reimbursement of costs and $675,000 and $250,000, respectively, in brokerage fees related to the six and three months ended August 31, 1995.

     The Company has no significant capital commitments, other than the completion of construction of the Warbasse facility.

RESULTS OF OPERATIONS

     Total revenues increased approximately $3,697,000 and $2,255,000, respectively, when comparing the six and three months ended August 31, 1995 to the corresponding periods in 1994. Resumption of operations of the Warbasse project in September, 1994, caused Services-WCTP revenues to increase approximately $1,572,000 and $830,000, respectively, in 1995. Development fees-BNYLP revenues increased $1,367,000 and $1,117,000, respectively, as a result of an additional $3,000,000 and $2,000,000 development fee paid in the six and three months ended August 31, 1995, respectively, by Mission to B-41LP to, among other things, compensate B-

41LP for certain services rendered, offset by a decrease of $1,500,000 and $750,000, respectively, due to the conclusion of certain monthly development fees in December, 1994. Additionally, power brokerage fees from NAEC of $675,000 and $250,000 were recognized in the current periods, compared to none in the prior periods.

     Cost of services to WCTP, which include fuel and other operations and maintenance costs, during the six and three months ended August 31, 1995, increased approximately $1,564,000 and $830,000, respectively, compared to the six and three months ended August 31, 1994, commensurate with Services - WCTP revenues.

     Selling, general and administrative expenses increased approximately $459,000 and $47,000, respectively, when comparing the six and three months ended August 31, 1995 to the corresponding periods in 1994. Expenses for the current periods increased approximately $150,000 and $113,000, respectively, as a result of costs associated with being a public company. Expenses for the current periods increased approximately $195,000 and $64,000, respectively, due to additional expenditures for development of new projects. Due to a restructuring of the Corporate Headquarters lease, which will result ultimately in reduced rent expense, a prior deferred credit of approximately $72,000 was recognized, causing a decrease in rent expense for the six and three months ended August 31, 1995. Payroll and related expenses increased approximately $144,000 during the six months ended August 31, 1995, as a result of salary increases, additional personnel, and increased health insurance costs over the same period in the prior year.

     Interest and other income increased approximately $942,000 and $345,000, respectively, for the six and three months ended August 31, 1995, as compared to the corresponding periods in 1994. During the current periods, increases of $1,210,000 and $605,000, respectively, were due to interest received from WCTP related to the long-term note receivable acquired by B-41LP in September, 1994. The realization of a deferred gain of approximately $244,000 which occurred during the quarter ended August 31, 1994 resulted in a decrease when comparing corresponding periods of the current year to the prior year.

     Income allocated to minority interest increased $500,000 for the six and three months ended August 31, 1995 compared to the corresponding periods in the prior year. This was the minority portion of the development fees recognized in the current quarter.

                                     PART II

ITEM  1.  Legal Proceedings

          None

ITEM  6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b) There were no reports on Form 8-K filed during the three months ended August 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Dated: October 13, 1995                 /s/Robert M. Beningson
                                        -------------------------
                                        Robert M. Beningson
                                        Chairman of the Board and
                                        President




Dated: October 13, 1995                 /s/ Michael Trachtenberg
                                        -------------------------
                                        Michael Trachtenberg
                                        Executive Vice President
                                        and Chief Financial and
                                        Accounting Officer