Form 10-Q
period 1995-11-30
YORK RESEARCH CORP
filed 1996-01-12
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         November 30, 1995
                               ----------------------------------
                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                              ----------------   ----------------

                         Commission file number   0-72
                                                --------

                            York Research Corporation
------------------------------------------------------------------------------
                     (EXACT NAME OF REGISTRANT AS SPECIFIED)

          Delaware                                  06-0608633
------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

280 Park Avenue, Suite 2700 West,  New York, New York         10017
------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 557-6200
                                                  ---------------
-----------------------------------------------------------------
       (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 12,942,666.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     November 30,   February 28,
                                                                         1995          1995
                                                                    -------------  -------------
                                                                     (Unaudited)           *
ASSETS
Current Assets:
 Cash                                                                 $1,822,586     $1,767,495
 Service and other receivables - WCTP                                    724,933         15,202
 Engineering and other service receivables - BNYLP                     2,691,244        132,253
 Other receivables-NAEC                                                  300,000             --
 Due from AWH                                                            118,333        568,333
 Other current assets (including advances to employees and
   directors of $192,500 and $203,118, respectively)                     372,800        504,318
                                                                    -------------  -------------
       Total current assets                                            6,029,896      2,987,601

Property, plant and equipment, net                                       383,713        336,871
Construction in progress - WCTP                                       24,588,239     21,741,740
Long-term note receivable - WCTP                                      20,682,000     20,682,000
Other long-term receivables - WCTP                                     1,529,978      1,529,978
Advances to minority partner                                           2,000,000      2,000,000
Payment in lieu of performance bond - WCTP                               500,000        500,000
Other assets (including advances to an employee and  a director
 of $342,767 and $338,267, respectively)                                 702,784        489,688
Excess of investment over net assets acquired, net                       387,155        416,684
                                                                    -------------  -------------
       Total assets                                                  $56,803,765    $50,684,562
                                                                    -------------  -------------
                                                                    -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts and notes payable                                           $1,220,946     $1,286,877
 Accrued expenses                                                      1,798,686      2,274,135
 Accrued income taxes                                                    241,999        262,493
 Current portion of deferred revenue and other credits                        --        374,592
                                                                    -------------  -------------
      Total current liabilities                                        3,261,631      4,198,097

Due to SBCC                                                           20,232,000     20,482,000
Other long-term liabilities                                              622,434        637,969
Deferred revenue and other credits                                     3,460,000      3,478,041
                                                                    -------------  -------------
       Total  liabilities                                             27,576,065     28,796,107

Commitments and contingencies

Minority interest in partnership                                           2,943          2,943

Stockholders' equity
  Common stock, Class A, $.01 par value; authorized 10,000,000
   shares; none issued                                                                     --
 Common stock, $.01 par value; authorized 50,000,000 shares; issued
   12,989,790 and 12,610,594 shares, respectively                        129,898        126,106
 Additional paid-in capital                                           51,367,035     49,619,995
 Accumulated (deficit)                                               (13,309,003)   (16,305,289)
                                                                    -------------  -------------
                                                                      38,187,930     33,440,812
 Less:
 Treasury stock, at cost (47,124 shares)                                (706,401)      (706,401)
 Notes receivable - sale of common stock                              (7,689,788)    (7,393,408)
 Deferred compensation - ESOP                                           (566,984)    (3,455,491)
                                                                    -------------  -------------
       Total stockholders' equity                                     29,224,757     21,885,512
                                                                    -------------  -------------
       Total liabilities and stockholders' equity                    $56,803,765    $50,684,562
                                                                    -------------  -------------
                                                                    -------------  -------------


       * Derived from audited financial statements as of February 28, 1995

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            (Unaudited)                      (Unaudited)
                                                                            For the Nine                    For the Three
                                                                      Months Ended November 30,       Months Ended November 30,
                                                                     --------------------------     ---------------------------
                                                                         1995          1994             1995           1994
                                                                     ------------  ------------     ------------  -------------
REVENUES:
  Services - WCTP                                                     $2,720,539    $1,161,877       $1,026,146    $1,039,687
  Engineering and other services - BNYLP                               3,076,924       430,034        2,656,384        92,190
  Development fees - BNYLP                                             3,266,688     2,850,048               --       950,016
  Power brokerage fees - NAEC                                            675,000       250,000               --       250,000
                                                                     ------------  ------------     ------------  -------------

    Total revenues                                                     9,739,151     4,691,959        3,682,530     2,331,893
                                                                     ------------  ------------     ------------  -------------

COSTS AND EXPENSES:
  Cost of services to WCTP                                             2,691,936     1,139,435        1,027,158     1,038,300
  Cost of engineering and other services - BNYLP                         576,924       430,034          156,384        92,190
  Selling, general and administrative                                  4,599,640     4,135,271        1,403,792     1,398,697
  Interest and other (income) expense                                 (1,800,635)     (977,164)        (589,769)     (708,608)
  Minority interest in consolidated partnership                          500,000            --               --            --
                                                                     ------------  ------------     ------------  -------------

    Total costs and expenses                                          6,567,865     4,727,576        1,997,565     1,820,579
                                                                     ------------  ------------     ------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES                                      3,171,286       (35,617)       1,684,965       511,314

Provision for income taxes                                               175,000       164,000           75,000       100,000
                                                                     ------------  ------------     ------------  -------------

NET INCOME (LOSS)                                                     $2,996,286     ($199,617)      $1,609,965      $411,314
                                                                     ------------  ------------     ------------  -------------
                                                                     ------------  ------------     ------------  -------------




Net income (loss) per common share:                                        $0.24        ($0.02)           $0.12         $0.04
                                                                     ------------  ------------     ------------  -------------
                                                                     ------------  ------------     ------------  -------------

Weighted average number of common shares and
  common share equivalents:                                           15,842,686    10,617,273       16,190,220    10,770,209
                                                                     ------------  ------------     ------------  -------------
                                                                     ------------  ------------     ------------  -------------


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,



                                                                           1995                           1994
                                                                      ---------------                --------------
                                                                                       (Unaudited)
OPERATING ACTIVITIES:
Net income (loss) from operations                                       $2,996,286                     ($199,617)
Adjustments to reconcile net income (loss) from operations to net cash generated by (used in) operating activities:
     Depreciation and amortization                                         126,926                       103,763
     Amortization of deferred credits                                     (392,633)                     (680,978)
     ESOP contribution                                                     302,350                       267,315
     Gain on disposition of machinery and equipment                             --                         3,413
     Changes in operating assets and liabilities:
      Increase in service receivables                                   (3,268,722)                     (102,723)
      Increase in construction in progress                              (2,846,499)                     (877,498)
      Net decrease in notes receivable, other current
       assets, and other assets                                             68,422                       165,224
      Net decrease in due to bank and equipment vendor                          --                      (571,644)
      Net decrease in accounts payable, accrued
       expenses and long-term liabilities                                 (793,909)                     (268,434)
      Increase (decrease) in accrued taxes                                 (20,494)                      133,623
                                                                      ---------------                --------------
   NET CASH USED IN OPERATING ACTIVITIES                                (3,828,273)                   (2,027,556)
                                                                      ---------------                --------------

INVESTING ACTIVITIES:
    Purchase of machinery and equipment                                   (144,239)                     (158,665)
                                                                      ---------------                --------------
    NET CASH USED IN INVESTING ACTIVITIES                                 (144,239)                     (158,665)
                                                                      ---------------                --------------

FINANCING ACTIVITIES:
    Amounts received from ESOP                                           2,949,000                     1,401,000
    Payments on capital leases                                             (13,005)                      (14,182)
    Proceeds from exercise of stock options and warrants                 1,091,608                            --
                                                                      ---------------                --------------
    NET CASH GENERATED BY FINANCING ACTIVITIES                           4,027,603                     1,386,818
                                                                      ---------------                --------------

INCREASE (DECREASE) IN CASH                                                 55,091                      (799,403)

CASH AT BEGINNING OF PERIOD                                              1,767,495                     2,390,069
                                                                      ---------------                --------------

CASH AT END OF PERIOD                                                   $1,822,586                    $1,590,666
                                                                      ---------------                --------------
                                                                      ---------------                --------------



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  GENERAL

     In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at November 30, 1995 and results of operations for the nine and three months ended November 30, 1995 and 1994, and cash flows for the nine months ended November 30, 1995 and 1994.

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

     Any adjustments that have been made to the financial statements are of a normal recurring nature.

(2)  PER SHARE DATA

     Per share data for the nine and three months ended November 30, 1995 and 1994 is based upon the weighted average number of common shares outstanding. Unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. The per share data for the nine and three months ended November 30, 1995 also includes common equivalent shares, which are warrants and stock options; per share data for these periods are calculated using the modified treasury stock method. There is no significant difference between primary and fully diluted earnings per share.

(3)  CERTAIN WARRANTS

     The Company, while denying any liability, and in the opinion of management, in order to avoid a protracted and costly litigation, settled in May 1993 a class action lawsuit which shareholders brought against the Company and certain directors and officers of York. Pursuant to the terms of the settlement, the Company issued to the members of the class warrants to purchase 600,000 shares of its common stock at $8.00 ("Class A Warrants") per share and warrants to purchase 180,000 shares of its common stock at $6.15 ("Class B Warrants") per share (collectively the "Warrants"). Through November 30, 1995, 7,511 Class B Warrants have been exercised. Under the terms of the settlement other principal provisions of the unexercised Class B Warrants include the following:

(i) The Company has the right to redeem the Class B Warrants in whole or in part for $11.50 per warrant.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) The Company has the right to reduce the Class B Warrant exercise price, in its discretion (the "adjusted exercise price").

(iii) The Class A Warrants expired on November 1, 1995 (the "Expiration Date"). The Expiration Date of the Class B Warrants has been extended.

(iv) Unless the Class B Warrants have previously been redeemed or accelerated the warrants may be exchanged by the holders thereof on the Expiration Date for $11.50 in cash per warrant (the "Surrender Price").

(v) All unexpired Class B Warrants may no longer be exchanged for the Surrender Price if the closing price of the Company's stock on NASDAQ shall have equaled or exceeded the exercise price or adjusted exercise price of the warrants plus $11.50 on at least seventy-five of ninety consecutive trading days at any time prior to the Expiration Date.

(vi) The Surrender Price of the Class B Warrants is collateralized by a 35% limited partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP") held by B-41 Associates, L.P. This limited partnership interest will be released when it is replaced by a letter of credit or if the event described in (v) above occurs.

     On November 1, 1995, when the Class A Warrants expired, the holders of such warrants became entitled to and did surrender them for $6.9 million drawn under a letter of credit which had been posted on February 16, 1995 by Mission Energy Company. York Research Corporation has no liability for the money drawn under this letter of credit.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS



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

     The Company estimates the total capital costs of the Brooklyn Navy Yard ("BNY") Facility, when completed, to be approximately $410,000,000. On December 22, 1995, the New York City Industrial Development Agency (the "IDA") issued $253,925,700 of Industrial Development Revenue Bonds for the purpose of financing certain costs incurred to date in constructing and developing the BNY Facility. These bonds are non-recourse to BNYLP's assets or revenues and have recourse only to a letter of credit ("LOC") in like amounts arranged by Mission, which LOC is in turn supported by a Mission guarantee. The proceeds of this bond sale are being used to reimburse Mission for a portion of its construction loans made to date and to reimburse the Company for engineering and other costs that had been expensed in prior periods and for services that have been and will be performed by the Company.

     Substantial construction is still in progress and it is likely that the portion of construction not funded by the IDA Bonds will be complete prior to the receipt of additional third party financing. As a result, Mission is likely to be required to fund all remaining construction costs, or provide additional guarantees to secure project financing. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

     Pursuant to the provisions of the partnership agreement, Mission retains the right, because it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that controls the day to day operations of BNYLP. Mission has informed B-41LP that they have incurred costs in excess of $310,000,000 through November 30, 1995 for this project. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

     Like other large projects of this nature, the BNY cogeneration facility is subject to various risks. There can be no assurance that the facility will be successfully constructed or, if it is successfully constructed that it will operate at sufficient levels to cover all

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS



operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls.

     WARBASSE PROJECT

     In September 1994, the Company resumed full operations of the Warbasse facility, and since that date has supplied all the electric and thermal needs of the host, Amalgamated Warbasse Houses, Inc., and is supplying up to the full capacity requirements of its electric power contract with Consolidated Edison Company of New York, Inc.

     The Company is in the final stages of completing construction of the Warbasse project. The Company expects that the Warbasse Project requires approximately $500,000 to complete construction which includes installed capacity beyond the requirements of the current power purchase agreements which would be available for an additional potential pending utility contract, and certain enhancements for increased efficiency.

     GENERAL

     Cash used in operating activities during the nine months ended November 30, 1995 was approximately $3,828,000, as compared to approximately $2,028,000 used during the nine months ended November 30, 1994. During the nine months ended November 30, 1995, a significant portion of cash used in operating activities, approximately $2,846,000, was spent on construction in progress related to the Warbasse project as compared to $877,000 spent during the prior corresponding period. During the current nine month period, approximately $2,996,000 was generated by net income, however that was offset by an increase in service receivables of approximately $3,269,000. During the nine months ended November 30, 1994, the remaining balances due to bank and an equipment vendor of $572,000 were satisfied, accounting for most of the cash used.

     During the nine months ended November 30, 1995, cash generated by financing activities was approximately $4,028,000, as compared to approximately $1,387,000
during the nine months ended November 30, 1994.   During the nine months ended
November 30, 1995, $2,949,000 was received from the ESOP, and approximately $1,401,000 was received during the nine months ended November 30, 1994. In addition, during the nine months ended November 30, 1995, approximately $1,092,000 was received as a result of the exercise of stock options and warrants.

     The Company expects to continue to finance its selling, general and administrative expenses and other obligations. Although there can be no assurance, the Company believes it will be able to meet these obligations from sources that have been and will be available to the Company over the next year and on a long-term basis.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS



     In the nine and three months ended November 30, 1995, the Company's Canadian subsidiary, York Research Canada Inc., incurred approximately $584,000 and $116,000, respectively, of selling, general and administrative expenses.

     The Company has signed an agreement with NAEC which provides for the Company to be reimbursed for all costs associated with its activities related to NAEC, a company owned by the Company's Chairman, and the Company will receive power brokerage fees to be mutually agreed upon based on level of activity. The Company recognized $900,000 and $300,000, respectively, as a reimbursement of costs and $675,000 and $0, respectively, in brokerage fees related to the nine and three months ended November 30, 1995.

     The Company has no significant capital commitments, other than the completion of construction of the Warbasse facility.

RESULTS OF OPERATIONS

     Total revenues increased approximately $5,047,000 and $1,351,000, respectively, when comparing the nine and three months ended November 30, 1995 to the corresponding periods in 1994. Resumption of operations of the Warbasse project in September, 1994, caused Services-WCTP revenues to increase approximately $1,559,000 for the nine months ended November 30, 1995 and were approximately the same when comparing the three month periods. Engineering and other services-BNYLP increased approximately $2,647,000 and $2,564,000, respectively, for the nine and three month periods. This was principally due to a reimbursement by BNYLP of $2,500,000 for certain engineering and other costs that had been expensed in prior periods. Such reimbursement was recognized in the quarter ended November 30, 1995, and was collected on December 22, 1995. Development fees-BNYLP revenues increased $417,000 and decreased $950,000, respectively, as a result of an additional $3,000,000 development fee paid in the nine months ended November 30, 1995, by Mission to B-41LP to, among other things, compensate B-41LP for certain services rendered, offset by a decrease of $2,250,000 and $750,000, respectively, due to the conclusion of certain monthly development fees in December, 1994. Additionally, power brokerage fees from NAEC of $675,000 and $0 were recognized in the current periods, compared to $250,000 in both of the prior periods.

     Cost of services to WCTP, which include fuel and other operations and maintenance costs, during the nine months ended November 30, 1995, increased approximately $1,553,000, compared to the nine months ended November 30, 1994, commensurate with Services - WCTP revenues.

     Selling, general and administrative expenses increased approximately $464,000 and $5,000, respectively, when comparing the nine and three months

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS



ended November 30, 1995 to the corresponding periods in 1994. Expenses for the current periods increased approximately $151,000 and $35,000, respectively, as a result of increases in public company costs. Expenses for the current periods increased approximately $303,000 and $116,000, respectively, due to expenditures for development of new projects. Due to a restructuring of the Corporate Headquarters lease, which will result ultimately in reduced rent expense, a prior deferred credit of approximately $72,000 was recognized, causing a decrease in rent expense for the nine months ended November 30, 1995. Payroll and related expenses increased approximately $250,000 and $98,000 during the nine and three months ended November 30, 1995, as a result of salary increases, additional personnel, and increased health insurance costs over the same periods in the prior year. Selling, general and administrative expenses decreased approximately $300,000 and $70,000, respectively, for the nine and three months ended November 30, 1995, as a result of an increase in expenses allocated to Cost of Services - WCTP.

     Interest and other income increased approximately $823,000 and decreased approximately $119,000, respectively, for the nine and three months ended November 30, 1995, as compared to the corresponding periods in 1994. During the current periods, an increase of $1,080,000 and a decrease of $122,000, respectively, were due to interest received from WCTP related to the long-term note receivable acquired by B-41LP in September, 1994. The realization of a deferred gain of approximately $244,000 which occurred during the quarter ended August 31, 1994 resulted in a decrease when comparing the nine months ended November 30 of the current year to the prior year.

     Income allocated to minority interest increased $500,000 for the nine months ended November 30, 1995 compared to the corresponding periods in the prior year. This was the minority portion of the development fees recognized in the quarter ended August 31, 1995.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                     PART II


ITEM  1.  Legal Proceedings

          None

ITEM  6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b) There were no reports on Form 8-K filed during the three months ended November 30, 1995.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES



                                   SIGNATURES



Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Dated: January 11, 1996                 /s/Robert M. Beningson
                                        ------------------------
                                        Robert M. Beningson
                                        Chairman of the Board and
                                        President




Dated: January 11, 1996                 /s/ Michael Trachtenberg
                                        ------------------------
                                        Michael Trachtenberg
                                        Executive Vice President
                                        and Chief Financial and
                                        Accounting Officer