Form 10-K
period 1996-02-28
YORK RESEARCH CORP
filed 1996-05-03
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________
                                    FORM 10-K
(MARK ONE)

| X | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           February 28, 1996
                         ----------------------------------------
                                       OR

|   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to ______________

                         Commission file number   0-72
                                                  ----

                            York Research Corporation
- --------------------------------------------------------------------------------
                     (EXACT NAME OF REGISTRANT AS SPECIFIED)

                Delaware                               06-0608633
    ---------------------------------              -------------------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

        280 Park Avenue, Suite 2700 West,  New York, New York   10017
- --------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 557-6200
                                                   --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                    ON WHICH REGISTERED
           -------------------                    ---------------------
                  None
- -------------------------------------   ----------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common stock, par value $.01 per share
- --------------------------------------------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 26, 1996 was as follows:

                    Common Stock, $.01 par value - $85,273,992

(Based on a closing price of $8.00 for the common stock on such date).

     The number of shares outstanding of the registrants classes of common stock, as of April 26, 1996:

                 Common Stock, $.01 par value 13,219,869 shares

               Documents incorporated by reference:     None

                                     PART I

ITEM 1                              BUSINESS

A.   GENERAL

     York Research Corporation ("York" or the "Company") is a developer, owner and marketer of energy related projects and products. York, through its subsidiaries, partnerships, joint ventures and affiliates, currently participates in two broad areas of the energy business -- power project development and services, including cogeneration and wind energy, and the marketing of energy generated by others for sale in the wholesale power business. The company believes that continuing deregulation of world energy markets, privatization of electric power generation and distribution systems, and increasingly open markets are creating a demographic opportunity that York is well positioned to exploit. The Company believes that its several areas of expertise will converge to create potential for growth as the twenty-first century approaches.

     The Company has developed two power projects in New York City and is currently completing a third much larger one. A 7 megawatt ("MW") engine powered facility in Coney Island, Brooklyn, was completed in 1989, and was subsequently replaced by a 28 MW combined cycle gas turbine facility at the same site, known as the Warbasse Project. The third much larger project is the 286 MW facility owned by the Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNY Facility"). Both projects have Consolidated Edison Company of New York, Inc. ("Con Edison") and various host entities as the main customers.

     As a result of these projects and various others under development, the Company is capable of developing a gamut of projects from very small to very large, using both fossil fuels and wind power as energy sources, serving utility grids, merchant sales, and self-contained residential complexes or industrial users.

     The wholesale power business in the United States was previously limited to inter-utility and power pool purchases and sales. More recently, due to federal deregulation, power may be purchased, transmitted over existing utility systems, and then sold in the wholesale markets. When fully deregulated, the retail energy market would approximate $200 billion per year. Under the current regulatory regime, the Company does not take title to electric power, but acts as a broker in conjunction with North American Energy Conservation, Inc. ("NAEC"), which does take title. The Company is therefore not regulated as a utility.

     Through its subsidiary, York Windpower Corporation ("York Windpower") (see
Item 1.E), the Company is proceeding to develop selected very large wind power projects, and a series of mid-size projects. In some areas, the indigenous wind regimes provide a competitive source of power to meet expanding needs. In others, although there is a current surplus of energy, there is a long-term need. The current driving force behind the large projects is economic development, combined with future capacity needs and the natural desire to replace fossil fuels with environmentally clean renewable energies.

     York will meet these needs by combining the Company's prowess in project development, energy services and marketing with a European manufacturer's technologically advanced wind turbine products.

     As a consequence of York's mutual cooperation agreement with this European manufacturer, the Company will offer selected countries the opportunity to create new jobs by locating production facilities for these technologically advanced products in their areas, while acquiring for York large scale long-term power contracts. This arrangement assures the manufacturer of an economic production level, while providing to the Company the advantages of domestic content, product availability and competitive costs.

     Management believes that these areas of current concentration will allow the Company to capitalize on its strengths and experience while positioning it for the future. During the past several years, the Company has invested a significant portion of its revenues and capital resources in developing and nurturing new markets and projects. These efforts and expenditures, which need to continue at some level in the near term, have not yet begun to generate revenues, but management believes their potential warrants the efforts.

     All note references are to Notes to Consolidated Financial Statements.

B.   COGENERATION

     1.   THE WARBASSE PROJECT

     Between 1987 and 1989, York constructed and operated a 7 MW engine powered cogeneration project that supplied all of the utility services including electricity, heat, hot water and air conditioning to Amalgamated Warbasse Houses, Inc. ("AWH"), a 10,000 resident middle income housing complex in Brooklyn, New York. During 1989, York, as agent for the project owner, Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") (see Item 1.E), negotiated a 20 MW Power Sale Agreement between Con Edison and WCTP based upon expansion of the project. The Power Sale Agreement required WCTP to replace and expand its facility, converting it from an engine facility to a larger gas turbine facility, interconnect with the utility system and achieve commercial operation by the end of 1991, and to achieve full rated capacity no later than December 31, 1994, all of which was accomplished ahead of schedule. This Agreement was approved by the Public Service Commission ("PSC") in October 1989 and includes capacity, energy and operation and maintenance payments continuing through the year 2011, with payments indexed to prevailing fuel price levels and inflation. The Warbasse facility is on land leased from its thermal host, AWH.

     The Company and WCTP executed an Agreement to Provide for Construction of Additional Capacity in 1990, pursuant to which the Company constructed the expansion of the facility to service the Con Edison contract. The Company and WCTP also executed an Operations and Maintenance ("O&M") Agreement in 1989 pursuant to which the Company agreed to operate the facility for its life (see
Note 5).

      In September 1994, pursuant to the O&M Agreement, the Company resumed full operation of the Warbasse facility, and since that date has supplied all of the thermal and electric needs of AWH on a continuous basis, and the full capacity requirements of its electric power contract with Con Edison, as dispatched. See
Note 5 for further information regarding the conclusion, in 1994, of certain legal proceedings related to the Warbasse facility.

     2.   BROOKLYN NAVY YARD PROJECT

     Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), is owned and controlled equally by a subsidiary of Edison Mission Energy ("Mission"), which is a wholly owned subsidiary of SCE Corp., and B-41 Associates L.P. ("B-41LP"). BNYLP was formed to develop, construct, finance, own and operate the 286 megawatt natural gas fired combined cycle BNY Facility, which is now nearing completion.

     The Company estimates the total capital costs of the Brooklyn Navy Yard ("BNY") Facility, when completed, to be approximately $420,000,000. On December 22, 1995, the New York City Industrial Development Agency (the "IDA") issued $253,925,700 of Industrial Development Revenue Bonds for the purpose of financing certain costs incurred to date in constructing and developing the BNY Facility. These bonds are recourse to a letter of credit ("LOC") in like amounts arranged by Mission, which LOC is in turn supported by a Mission guarantee. BNYLP has agreed to reimburse Mission if the guarantee is called, out of future cash flow as and if available. The proceeds of this bond sale are being used to reimburse Mission for a portion of its construction loans made to date and to reimburse the Company for engineering and other costs that had been expensed in prior periods and for services that have been and will be performed by the Company.


     In March 1996, the project delivered initial test quantities of power to Con Edison, equivalent to existing contract capacity. Construction is still in progress and it is likely that the portion of construction, not funded by the IDA Bonds, will be completed prior to the receipt of additional third party financing. As a result, Mission is likely to fund all remaining construction costs, or to be required to provide additional guarantees to secure project financing. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

     Pursuant to the provisions of the partnership agreement, Mission retains the right, because it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that controls the day to day operations of BNYLP. Mission has informed B-41LP that they have incurred gross costs in excess of $349,000,000 through February 28, 1996 for this project. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

     Like other large projects of this nature, the BNY cogeneration project is subject to various risks. There can be no assurance that the facility, when completed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls.

C.   BULK ELECTRIC POWER TRANSACTIONS

     Through an affiliate, NAEC, York has been arranging wholesale electric power transactions since the beginning of 1994. These activities depend upon open access to the utility-owned transmission grid through which power flows between regions. On April 24, 1996 the Federal Energy Regulatory Commission ("FERC") exercised its authority over the transmission grid by setting comprehensive rules for open and comparable access to the entire grid for all parties. These rules will apply to NAEC and to York cogeneration and power projects. The newly deregulated United States market consumes 2.8 trillion kilowatt hours of electric energy each year for which the retail cost is nearly $200 billion. The $70 billion wholesale market is now open. During the next several years the retail market is also expected to be substantially deregulated.

     The Company currently participates as follows:

     (i) NAEC, a wholesale power marketer enters into contracts to buy, sell, transmit and otherwise deal in energy and energy products. NAEC, as a licensed entity, takes title to the commodities and is regulated and licensed by FERC. Initially for regulatory and competitive reasons, the sole shareholder of NAEC has been York's chairman (see Item 1.O).

     (ii) To date, York has acted solely as a broker for NAEC providing required staff and services. NAEC capital requirements have been provided by the shareholder. NAEC compensates the Company through brokerage fees, cost reimbursements and success premiums. In Fiscal 1996, the Company recognized a total of $1,875,000 (see Note 13) as reimbursements of costs and power brokerage fees.

     The Company believes that emerging opportunities in the wholesale and retail markets and broader geographic activity will lead to services and products not currently available, and that the project development and operating expertise of the Company will be combined with the marketing of energy commodities on a value added basis.

     While the Company believes that its creative capability, its several relationships, and its level of performance to date can lead to long-term success, there can be no assurance as to future results or as to how competitive this business will become.

     To date, activities have been limited to Eastern Canada, New England, and
the Middle Atlantic states.   The Company believes that its marketing concepts
can be applied over a much broader area and a greater breadth of product offerings.

D.   WIND ENERGY AND ECONOMIC DEVELOPMENT

     Consistent with its strategy of developing environmentally beneficial power projects for long-term operation, and for marketing power in future competitive markets, the Company has been actively pursuing a variety of renewable energy projects, particularly those that utilize wind energy in strategic locations. York Windpower currently plans to develop selected very large wind projects and a series of mid-sized ones.

     The current driving force behind these wind projects will be a combination of short and long-term energy needs, economic development in the regions, and the environmentally friendly nature of wind energy.

E.   SUBSIDIARIES, PARTNERSHIPS AND JOINT VENTURES

     The Company conducts a substantial portion of its business through subsidiaries, partnerships and joint ventures, in some of which affiliates of the Company have an interest.

     York owns 100% of the outstanding shares of B-41 Management Corp. ("B41MC"), a Delaware corporation, Cogeneration Technologies, Inc. ("Cogen"), a Delaware corporation , and York Research Canada, Inc. ("York Canada"), an entity incorporated under the laws of Canada. York Canada owns 100% of the outstanding shares of York Windpower Corp., an entity incorporated under the laws of Canada.

     York and its subsidiaries own approximately 74.7% of B-41LP, the 50% partner in BNYLP, as a result of the following:

     B-41MC holds a 5% general partnership interest in B-41LP.

     Cogen holds a 22% limited partnership in B-41LP resulting from assignment of a 40 MW Power Contract to B-41LP.

     York holds a 90% limited partnership interest in York Cogen Partners L.P. ("YCP"), which in turn holds a 53% limited partnership interest in B-41LP resulting from assignment of a 90 MW power contract to B-41LP.

     RV Associates L.P. ("RVA"), an entity controlled by the chairman of the Company, holds a 5% general partnership interest and a 15% limited partnership interest in B-41LP, resulting from assignment of a 40 MW contract to B-41LP, assumption of certain partnership liabilities and acceptance of a reduced share of development fees and reimbursements. Its general partner, RRR'S Ventures Ltd., also holds a 10% general partnership interest in YCP (see Item 13).

     A portion of B-41LP's partnership interest in BNYLP has been pledged as collateral to unaffiliated third parties to secure certain obligations of B-41LP.

     WCTP is a limited partnership whose 25% general partner is RRR'S. Entities unaffiliated with the Company or RRR'S own an aggregate of 75% limited partnership interest in WCTP.

     North American Energy Conservation, Inc. is owned by the Chairman of the Company.

F.   BACKLOG

     The Company does not currently calculate backlog because the revenue streams are dependent upon a number of variable factors such as inflation, fuel prices and electric utility rates and utilizations.

G.   PATENTS AND TRADEMARKS

     The Company and its subsidiaries have no patents or trademarks that can be considered material to the Company's or its subsidiaries' businesses.

H.   RESEARCH AND DEVELOPMENT

     Since research and development costs are not significant, the Company does not account separately for these costs.

I.   RAW MATERIALS AND SUPPLIERS

     The Company and its subsidiaries are not dependent on any single source of supplies or services for their activities.

J.   MARKETING

     York markets its projects through a dedicated sales staff, supplemented by technical support personnel and management personnel from the Company, and by representatives internationally.

K.   EMPLOYEES

     As of April 30, 1996, the Company and its subsidiaries employed 33 people on a full-time basis. Most of the Company's executives are technically trained and actively engaged in the engineering and sales areas.

L.   COMPETITION

     There are many companies with access to greater financial resources that are active in various aspects of the Company's energy business. These companies will continue to compete in the energy marketplace. The Company cannot assess the effect of competition in the future.

M.   CUSTOMERS

     During Fiscal 1996, all of the services revenues were derived from WCTP and BNYLP. Development and other fees were realized from BNYLP and NAEC.

N.   ENVIRONMENTAL MATTERS

     The Company believes that the technology it employs, which provides for increased efficiency, compared to conventional power generation facilities, is not environmentally sensitive. The construction of cogeneration facilities requires typical environmental impact statements and permitting procedures which may result in delays. The Company believes that it is in compliance with federal, state and local laws involving the protection of the environment. The Company does not believe that continued compliance will require any material capital expenditures. The Company's cogeneration facilities are designed to comply with all applicable environmental laws.

O.   REGULATION

     A subsidiary of the Company operates the Warbasse cogeneration facility in New York that is a qualifying cogeneration facility ("QF") pursuant to the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The Company is also engaged in the development of the BNY cogeneration project in New York that has filed for and obtained QF status.

     Projects that meet the QF criteria stated in the federal rules generally are exempt from federal, state and local regulation that applies to generating facilities which are not QFs. However, the New York State Public Service Commission ("NYPSC") has determined that it has the authority to regulate sales of electricity by QFs to retail customers, though the regulatory regime is less burdensome than that applied to traditional utilities. The NYPSC has not made any determination as to whether this policy would apply to the Projects.

     One of the criteria for QF status is that a total of no more than 50 percent of the equity interests may be owned by one or more companies that are electric utility holding companies under the Public Utility Holding Company Act of 1935 ("PUHCA"). Under PUHCA, an entity which owns 10 percent or more of the voting securities of, or otherwise controls, an electric utility company, is an electric utility holding company. An electric utility company is defined in PUHCA to mean a company that owns or operates physical facilities for the generation, transmission or distribution of electricity for sale. QFs are expressly exempt from this definition, and the Company therefore is not a public utility holding company by virtue of its interests in QFs.

     POWER BROKERING

     A power broker is not considered to be a public utility under the Federal Power Act ("FPA") and is not subject to regulation by the

Federal Energy Regulatory Commission ("FERC"), which administers the FPA. A power broker arranges transactions for a buyer and seller and receives a fee for its services. To date, no company that is a power broker has been found by the SEC to be an electric utility company under PUHCA. Accordingly, the Company believes that its activities as a broker of electricity also would not result in its becoming an electric utility company or an electric utility holding company under PUHCA, and would not affect the QF status of the Projects.

     POWER MARKETING

     NAEC is considered to be a public utility under the FPA and its transactions are regulated under the FPA. A power marketer takes title to electricity and resells it at wholesale in interstate commerce. To date, no company that is a power marketer has been found by the SEC to be an electric utility company under PUHCA, but there can be no assurance as to the future. NAEC is owned by a single individual, not by any company. To date, no individual has been found to be a public utility holding company. The Company believes that NAEC's activities as a power marketer would not result in the Company becoming an electric utility company or an electric utility holding company under PUHCA and would not affect the QF status of the Projects.

ITEM 2                             PROPERTIES

     The Company leases its facilities. The Company considers its facilities to be suitable and adequate for the purposes for which they are used.

                                               Square
     Entity/Location                           Footage           Use
     ---------------                           -------           ---

     York Research Corporation                   (1)             Office
       280 Park Avenue
       New York, New York

     SUBSIDIARIES

     Cogeneration Technologies, Inc.             (1)             Office
       280 Park Avenue
       New York, New York

     York Research Canada, Inc.                  (2)             Office
       1000 De La Gauchetiere
         Street West
       Montreal, Quebec, Canada

     York Windpower Corp.
       1000 De La Gauchetiere
         Street West
       Montreal, Quebec, Canada                  (2)             Office

     (1) Total square footage shared by York and Cogen at this location is currently 12,300.

     (2) Total square footage shared by York Canada and York Windpower Corp. at this location is currently 3,000.

ITEM 3                          LEGAL PROCEEDINGS

     There is no material litigation affecting the Company.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

                     MARKET FOR THE REGISTRANTS COMMON STOCK
ITEM 5                 AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market under the symbol "YORK". The following table shows the range of high and low closing sales prices for the common stock on the NASDAQ National Market System.

                              High            Low
                              ----            ---

     FISCAL YEAR 1996
          First Quarter       6-3/4          4-7/8
          Second Quarter      6-1/4          4-3/4
          Third Quarter       7-3/4          5
          Fourth Quarter      7-1/2          5-1/8

     FISCAL YEAR 1995
          First Quarter       6-1/2          3-5/8
          Second Quarter      5-3/8          2-7/8
          Third Quarter       5-1/8          3
          Fourth Quarter      6-7/8          3-1/2

     FISCAL YEAR 1994
          First Quarter       7-3/8          5-5/8
          Second Quarter      7-3/8          6
          Third Quarter       6-7/8          5-1/8
          Fourth Quarter      6-5/8          4-3/8

     On April 23, 1996, the Company had 541 holders of record of its common stock. The Company has not declared any common stock or cash dividends during the last five years and has no present intention to declare cash dividends.

ITEM 6                       SELECTED FINANCIAL DATA
                (in thousands of dollars, except per share data)

                                         For the Year Ended
                        ---------------------------------------------------
                        2/28/96   2/28/95     2/28/94   2/28/93     2/28/92
                        -------   -------     -------   -------     -------
Total revenues          $14,392    $7,524      $6,494    $5,698      $1,151
                        -------   -------     -------   -------     -------
                        -------   -------     -------   -------     -------
Net income (loss)
 from continuing
 operations              $4,400      $222      ($416)   ($1,892)    ($8,800)
                        -------   -------     -------   -------     -------
                        -------   -------     -------   -------     -------
Net income (loss)
 per common share
 from continuing
 operations               $0.35     $0.02     ($0.03)    ($0.17)     ($0.97)
                        -------   -------     -------   -------     -------
                        -------   -------     -------   -------     -------
Total assets            $60,002   $50,685     $29,467   $30,410     $23,564
                        -------   -------     -------   -------     -------
                        -------   -------     -------   -------     -------
Limited recourse
long- term
liabilities (1)         $20,232   $20,482          $0        $0          $0
                        -------   -------     -------   -------     -------
                        -------   -------     -------   -------     -------
Other long-term
 liabilities               $685      $638      $1,155    $1,498        $287
                        -------   -------     -------   -------     -------
                        -------   -------     -------   -------     -------
Deferred revenue and
 other credits           $3,460    $3,478      $4,097    $4,776        $586
                        -------   -------     -------   -------     -------
                        -------   -------     -------   -------     -------
Stockholders' equity    $32,827   $21,886     $18,742   $11,646     $12,181
                        -------   -------     -------   -------     -------
                        -------   -------     -------   -------     -------
Cash dividends
 declared per common
 share                       $0        $0          $0        $0          $0
                        -------   -------     -------   -------     -------
                        -------   -------     -------   -------     -------

(1) Recourse to certain of B-41LP's cash flow and not recourse to the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     BROOKLYN NAVY YARD PROJECT

     Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), a joint venture, was formed on October 19, 1992. BNYLP is owned and controlled equally by a subsidiary of Edison Mission Energy ("Mission"), which is a wholly owned subsidiary of SCE Corp., and a limited partnership, B-41 Associates, L.P.("B-41 LP"), in which the Company is the majority partner (see Note 4).

     The Company estimates the total capital costs of the BNY Facility, when completed, to be approximately $420,000,000. On December 22, 1995, the New York City Industrial Development Agency (the "IDA") issued $253,925,700 of Industrial Development Revenue Bonds for the purpose of financing certain costs incurred to date in constructing and developing the BNY Facility. These bonds are recourse to a letter of credit ("LOC") in like amounts arranged by Mission, which LOC is in turn supported by a Mission guarantee. BNYLP has agreed to reimburse Mission if the guarantee is called, out of future cash flow as and if available. The proceeds of this bond sale are being used to reimburse Mission for a portion of its construction loans made to date and to reimburse the Company for engineering and other costs that had been expensed in prior periods and for services that have been and will be performed by the Company.

     In March 1996, the project delivered initial test quantities of power to Con Edison, equivalent to existing contract capacity. Construction is still in progress and it is likely that the portion of construction not funded by the IDA Bonds will be complete prior to the receipt of additional third party financing. As a result, Mission is likely to fund all remaining construction costs, or to be required to provide additional guarantees to secure project financing. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

     Pursuant to the provisions of the partnership agreement, Mission retains the right, because it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that controls the day to day operations of BNYLP. Mission has informed B-41 LP that they incurred gross costs in excess of $349,000,000 through February 28, 1996 for this project. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41 LP still remains a 50% general and limited partner in the Navy Yard project and retains all its' other rights, and Mission retains all its funding and other obligations to the Project and B-41 LP.

     Like other large projects of this nature, the BNY cogeneration project is subject to various risks. There can be no assurance that the facility, when completed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls.

     WARBASSE PROJECT

     In September 1994, the Company resumed full operations of the Warbasse facility, and since that date has supplied, on a continuous basis, all the electric and thermal energy needs of the host, Amalgamated Warbasse Houses, Inc., and is supplying up to the full capacity requirements of its electric power contract with Consolidated Edison Company of New York, Inc, when dispatched.

     The Company is in the final stages of completing the Warbasse project, and expects to spend approximately $1,000,000 during the next year, on certain remaining items.

     GENERAL

     During the year ended February 28, 1996, cash balances increased by approximately $3.8 million. Net income from operations generated approximately $4.4 million offset by approximately $3.0 million spent on construction of the Warbasse project, and an increase in service receivables of approximately $1.7 million, resulting in cash used in operating activities of approximately $759,000. During Fiscal 1995, the Company had net income of approximately $222,000, and spent approximately $1,846,000 on construction, with virtually no change in service receivables, resulting in cash used in operating activities of approximately $2.5 million.

     Cash generated by financing activities in Fiscal 1996 was approximately $4,666,000, due to the repayment by the York Research Corporation Employee Stock Ownership Trust ("ESOP") of $3,079,000 of the demand purchase money loans due to the Company, and $1,455,000 due to proceeds from the exercise of stock warrants and options. In Fiscal 1995, the ESOP repaid $2,153,000, and there were no material exercises of warrants or options.

     The ESOP purchased from the Company a total of 3,793,500 shares of the Company's Common Stock between 1988 and February 28, 1996 in exchange for demand purchase money loans, totaling approximately $14,462,000 (see Note 10). During the fiscal year ended February 28, 1994, the ESOP trustee sold 1,149,500 shares of the Company's common stock at a profit to the ESOP, repaid $6,165,000 of the demand purchase loans, and used a portion of the ESOP's common shares as collateral for loans to the ESOP by third parties, totaling approximately $931,000 at February 28, 1994. During Fiscal 1995, the ESOP trustee sold 380,000 shares of the Company's common stock at a profit to the ESOP, and repaid $2,153,000 of the demand purchase loans. The ESOP also repaid approximately $370,000 of third party loans during Fiscal 1995, leaving a balance owed to third parties of approximately $561,000. During Fiscal 1996, the ESOP trustee sold 606,000 shares of the Company's common stock at a profit to the ESOP, and repaid approximately $3,079,000 of the demand purchase money loan. The Company expects the ESOP to repay up to an additional $1,300,000 of demand purchase money loans in Fiscal 1997.

     During the year ended February 28, 1995, cash used in operating activities was approximately $2,535,000, in contrast to approximately $8,893,000 used during the prior year. Due to the resumption of construction of the Warbasse Project, the Company spent approximately $1,846,000 on construction in progress in Fiscal 1995. Additionally, the remaining approximately $572,000 due to bank was paid during Fiscal 1995. During the year ended February 28, 1994, amounts paid to bank and equipment vendor were approximately $4,934,000.

     Cash generated by financing activities during Fiscal 1995 was approximately $2,133,000, due mainly to the repayment by the ESOP of $2,153,000 of the demand purchase money loans due to the Company. In Fiscal 1994, the repayment by the ESOP was approximately $7,233,000.

     In Fiscal 1996, 1995 and 1994, the Company's York Canada, Inc. subsidiary incurred approximately $884,000, $793,000 and $349,000, respectively, of selling, general and administrative expenses. Fiscal 1995 was the first fully staffed year.

     The Company has an agreement with NAEC which provides for the Company to be reimbursed for all costs associated with its activities related to NAEC and the Company receives brokerage fees to be mutually agreed upon based on level of activity. In Fiscal 1996, the Company received from NAEC $1,200,000 as a reimbursement of costs and $675,000 as brokerage fees. In Fiscal 1995, the Company received from NAEC $1,200,000 as a reimbursement of costs and $250,000 as brokerage fees.

     The Company has no significant capital commitments other than completion of construction of the Warbasse facility.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS No. 121"), which provides guidance on when to assess and how to measure impairment of long-lived assets, certain intangible assets and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which gives companies a choice of the method of accounting used to determine stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") or the fair market value-based method provided in SFAS No. 123. These accounting standards are effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that the impact of adopting SFAS No. 121 will not have a material effect on the Company. The Company intends to continue to use the intrinsic value-based method provided in APB No. 25, to determine stock-based compensation. The sole effect, on the Company, of the adoption of SFAS No. 123 will be the obligation to comply with the new disclosure requirements provided thereunder.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     Total revenues increased approximately $6,868,000 when comparing the years ended February 28, 1996 to February 28, 1995. This was mainly due to a reimbursement by BNYLP of $5,000,000 for certain engineering services and other costs that had been expensed in prior periods. Services revenues increased approximately $2,290,000 when comparing year to year, since the Warbasse project resumed operations in September 1994, thereby reflecting only six months of revenue in Fiscal 1995 versus a full year in Fiscal 1996. Development fees paid by Mission to B-41LP to compensate B-41LP for certain services rendered increased $2,000,000 and power brokerage fees increased $425,000. These increases were offset by decreases of $2,500,000 and $533,000 due to the conclusion of certain monthly development fees from BNYLP in December 1994 and June 1995, respectively.

     Cost of services increased approximately $2,490,000 when comparing Fiscal 1996 to Fiscal 1995. This was principally due to an increase in cost of services to WCTP, which include fuel and other operations and maintenance costs, of approximately $1,728,000, commensurate with service revenues to WCTP and an increase in related overhead expenses allocated from selling, general and administrative expenses.

     Selling, general and administrative expenses increased approximately $300,000 when comparing Fiscal 1996 to Fiscal 1995. An increase of approximately $478,000 is attributable to payroll and related expenses, as a result of salary increases, additional personnel, and continually increasing health insurance costs. An increase of approximately $407,000 was related to expenditures for development of new projects, and an increase of $181,000 in Fiscal 1996 related to public company and corporate communications expenses. Selling, general and administrative expenses decreased approximately $778,000, as a result of an increase in overhead expenses allocated to cost of services.

     Interest and other income increased approximately $876,000 from year to year. Of this increase, approximately $1,083,000 was due to interest received from WCTP related to the long-term note receivable acquired by B-41LP in September 1994, thereby reflecting only six months of interest income in Fiscal 1995 versus a full year in Fiscal 1996. The realization of a deferred gain of approximately $244,000 in Fiscal 1995 resulted in a decrease when comparing year to year.

     Income allocated to minority interest increased $500,000 when comparing year to year. This was the minority portion of the income of B-41LP.

1995 COMPARED TO 1994

     Total revenues increased approximately $1,031,000 when comparing the year ended February 28, 1995 to the year ended February 28, 1994 due to a number of factors: (a) services to WCTP increased approximately $2,146,000 due to resumption of operations of the Warbasse Project in September, 1994, (b) brokerage fees of $250,000 were earned from NAEC in the year ended February 28, 1995, offset by (c) a decrease in engineering and other services-BNYLP revenues of approximately $637,000 due to a reduced level of services rendered commensurate with the project status, and (d) a decrease in development fees-BNYLP of approximately $729,000 as a result of the extension of the development period over which deferred revenues are being amortized and the conclusion of certain development fee receipts in December 1994.

     Cost of services increased approximately $1,494,000 when comparing the year ended February 28, 1995 to the corresponding period in 1994. Cost of services to WCTP increased approximately $2,131,000 when comparing these periods, due to the resumption of operations of the Warbasse project. Cost of engineering and other services-BNYLP decreased approximately $637,000 for these periods due to the same reason as the decrease in revenues mentioned above.

     Selling, general and administrative expenses increased approximately $72,000 when comparing the year ended February 28, 1995 to the corresponding period in 1994, resulting from the following changes: (a) The classification of certain selling, general and administrative expenses to cost of services decreased approximately $431,000 in fiscal 1995 due to the reduced level of services billed to BNYLP, (b) Canadian subsidiary expenses increased approximately $444,000 during fiscal 1995 due to the establishment and full staffing of the subsidiary in early fiscal 1995, offset by: (c) A decrease in professional fees of approximately $246,000 for the year ended February 28, 1995 due to the resolution of existing litigation against the Company, and (d) an increase in reimbursement of overhead and other costs by NAEC of approximately $810,000 for the year ended February 28, 1995.

     Interest and other income increased approximately $1,213,000 for the year ended February 28, 1995 as compared to the year ended February 28, 1994 mainly due to interest income of approximately $1,277,000 received from WCTP (see
Note 5) and realization of a deferred gain of approximately $244,000 in the current year.

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on Page 27.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9               ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10                 DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company are:

     Robert M. Beningson           Chairman of the Board, President
                                     and Chief Executive Officer

     Michael Trachtenberg          Executive Vice President, Chief
                                     Financial and Accounting Officer
                                     and Secretary

     Robert C. Paladino            Executive Vice President

     H. Clifton Whiteman           Director

     Stanley Weinstein             Director

     Mr. Robert M. Beningson, 66, was elected a director of the Company in October 1981. In February 1982, Mr. Beningson was elected Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Beningson is Chief Executive Officer and Chairman of the Board of each of the Company's subsidiaries. Previously, Mr. Beningson was Chairman of the Board of Directors of the Company between 1968 and 1979.

     Mr. Michael Trachtenberg, 47, a Certified Public Accountant, joined the Company in January 1987 and was elected Vice President, Chief Financial Officer and Secretary in March 1987. From November 1985, until joining the Company, Mr. Trachtenberg was a financial consultant in private practice. Prior thereto, Mr. Trachtenberg was Vice President-Finance and Chief Financial Officer of S&S Corrugated Paper Machinery Co., Inc. From 1980 to 1984 Mr. Trachtenberg held various positions with Carter Day Industries, Inc., an agricultural equipment manufacturer and energy and environmental systems company, culminating in his appointments as Vice President, Treasurer and Chief Financial Officer.

     Mr. Robert C. Paladino, 45, joined the Company in January 1987 and was elected Executive Vice President in April 1990. From October 1980 until joining the Company, Mr. Paladino was Senior Vice President and General Counsel of NPS Technologies Group, Inc., an engineering and construction company serving the electric utility industry. From 1974 to 1980, Mr. Paladino held various positions with the Edison Electric Institute, the national organization for the investor-owned electric utility industry, culminating in his appointment as Director of Fossil Fuels and Assistant to the President.

     Mr. H. Clifton Whiteman, 70, was elected to the Board of Directors in July 1991. From March 1982 through March 1989, Mr. Whiteman served as Executive Vice President of The Bank of Tokyo Trust Company. Following his retirement in April 1989, he was a consultant to The Bank of Tokyo Group in New York City until April 1992. Mr. Whiteman serves on the Board of Directors of Keene Corporation.

     Mr. Stanley Weinstein, 70, was elected to fill a vacancy on the Board of Directors in May, 1995. Until 1991, Mr. Weinstein was a partner at Deloitte and Touche, certified public accountants, and since such date, has been an independent consultant.

     None of the directors or executive officers of the Company are related to each other.

ITEM 11                      EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation received by the Company's Chief Executive Officer and the remaining most highly paid executive officers for the three fiscal years ended February 28, 1996.

                                                   Annual Compensation                Long-Term Compensation
                                     ----------------------------------------   ---------------------------------
                                                                                       Awards             Payouts
                                                                                ---------------------     --------
                                                                                 Restr      Options/        LTIP       All Other
                                                                   Other         Stock       SAR's        Payouts        Compen-
                                             Salary    Bonus     Compensation    Awards                                   sation
    Name & Principal Position        Year     ($)       ($)        ($) (2)        ($)       (#)(1)          ($)         ($) (3)
- ------------------------------       ----   -------    ------    ------------    ------      --------     --------     --------

ROBERT M. BENINGSON                  1996   400,681         0             0        0               0         0           12,109
  Chairman, President &              1995   371,082         0             0        0         375,000         0           19,737
  Chief Executive Officer            1994   360,000         0             0        0       1,000,000         0           20,578


MICHAEL TRACHTENBERG                 1996   190,000         0             0        0               0         0           14,699
  Executive Vice President &         1995   190,000         0             0        0         100,000         0           18,863
  Chief Financial and Accounting     1994   170,000    25,000       147,555        0          80,000         0           16,865
  Officer

ROBERT C. PALADINO                   1996   179,538         0        15,000        0               0         0           14,699
  Executive Vice President           1995   164,924         0             0        0          50,000         0           16,180
                                     1994   160,000         0             0        0          50,000         0           16,865


(1) The Company does not grant SAR's. In fiscal 1995, all grants were qualified stock options. In fiscal 1994, Mr. Beningson was granted 800,000 stock warrants and 200,000 qualified stock options. Messrs. Trachtenberg and Paladino were granted qualified stock options.

(2)  Forgiveness of indebtedness.

(3) Represents the value of the Company's contribution to the ESOP allocable to executives' accounts for such year.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information on option grants in Fiscal 1996 to the named executive officers.

                                                                  Individual Grants
                                         -----------------------------------------------------------------
                                                         % of Total
                                                         Options                                                   Alternative
                                         Options        Granted to          Exercise                                Grant Date
                                         Granted       Employees in           Price            Expiration         Present Value
         Name                              (#)         Fiscal Year          ($/Share)             Date                ($)
- -----------------------                  -------       ------------         ----------         -----------        -------------

 ROBERT M. BENINGSON                        0               N/A                 N/A                N/A                 N/A

 MICHAEL TRACHTENBERG                       0               N/A                 N/A                N/A                 N/A

 ROBERT C. PALADINO                         0               N/A                 N/A                N/A                 N/A


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUE

     The following table sets forth information on option exercises in Fiscal 1996 by the named executive officers and the value of such officers unexercised options at February 28, 1996.



                                                                                                       Value of Unexercised
                                          Shares                          Unexercised Options          In-the-Money Options
                                         Acquired         Value         at Fiscal Year End (#)        at Fiscal Year End ($)
                                        on Exercise     Realized      ---------------------------   ---------------------------
        Name                                (#)            ($)        Exercisable   Unexercisable   Exercisable   Unexercisable
- ----------------------                  -----------     --------      -----------   -------------   -----------   -------------

ROBERT M. BENINGSON                              0              0      2,325,000              0     1 ,946,125              0

MICHAEL TRACHTENBERG                        35,000         84,000        172,000        128,000        279,400        247,600

ROBERT C. PALADINO                               0              0        131,000         70,000        187,575        130,550


                               PENSION PLAN TABLE

                              Years of Service (2)
                              --------------------
Remuneration(1)      10        15        20        25        30        35+
- ---------------    ------    ------    ------    ------   -------    ------
    50,000          3,200     4,125     5,200     6,250     7,500     8,750
   100,000          8,200    11,625    15,200    18,250    21,675    24,175
   150,000         13,200    19,125    25,200    30,750    36,675    40,425
   200,000         18,200    26,625    35,200    43,250    51,675    56,675
   250,000         23,200    34,125    45,200    55,750    66,675    72,925

(1) Based on highest five year average and includes annual salary and cash bonus, if any.
(2) The years of credited service for individuals listed in the Summary Compensation Table are 40 for Robert M. Beningson, 9 for Robert C. Paladino, and 13 for Michael Trachtenberg.

     IRS regulations limit the amount of compensation credited for Pension Plan purposes to $150,000 per year, subject to cost of living increases.

COMPENSATION OF DIRECTORS

     Directors receive no fees for attending Board or Committee meetings. However, both Mr. Whiteman and Mr. Weinstein serve as a consultants to York in return for advice, consultation and reports to York on such matters as are requested by the Chairman and Chief Executive Officer or the Board of Directors. In both Fiscal 1996 and Fiscal 1995, Mr. Whiteman received $24,000. In Fiscal 1996, Mr. Weinstein received $18,000.

     The Company has not entered into any employment contracts with any of the herein named Officers or Directors.

                              SECURITY OWNERSHIP OF
ITEM 12             CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the information indicated as of February 28, 1996, as to all persons known by the Board of Directors to be the beneficial owners of more than five percent of the Corporation's Common Stock.


Name and Address                        Amount and Nature of     Percent of
of Beneficial Owner                     Beneficial Ownership      Class (1)
- -------------------                     --------------------      ---------

Robert M. Beningson                       3,591,000 (1) (2)         23.0%
280 Park Avenue
New York, NY  10017

H. Clifton Whiteman                       1,311,420 (1) (4)          9.8%
280 Park Avenue
New York, NY 10017

York Research Corp.                       1,196,220 (1)              9.0%
Employee Stock Ownership Plan
280 Park Avenue
New York, NY  10017

See note references below.

b.   SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the information indicated as of February 28, 1996 with respect to common stock of the Company beneficially owned by directors and officers of the Company and by directors and officers as a group:

Name and Address                        Amount and Nature of     Percent of
of Beneficial Owner                     Beneficial Ownership      Class (1)
- -------------------                     --------------------      ---------

Robert M. Beningson                       3,591,000 (1)(2)          23.0%
Michael Trachtenberg                        331,200 (1)(3)           2.4%
Robert C. Paladino                          203,000 (1)(5)           1.5%
H. Clifton Whiteman                       1,311,420 (1)(4)           9.8%
Stanley Weinstein                            20,000 (1)(6)            (6)
Directors and Officers
as a group (5) persons                    5,456,620 (1)             33.8%
- ----------------------

(1) The Percent of Class is based upon 13,282,654 issued and outstanding shares of common stock at February 28, 1996 plus the shares that underlie unexercised warrants or options held by the individuals.

(2) Includes 824,000 shares owned directly, plus warrants to purchase 1,750,000 shares of common stock, options to purchase 575,000 shares of common stock and 442,000 shares owned by RRR'S Ventures, Ltd., a corporation controlled by Mr. Beningson.

(3) Includes 31,200 shares owned directly by Mr. Trachtenberg and options to purchase 300,000 shares of common stock.

(4) Includes 75,200 shares owned directly by Mr. Whiteman, warrants to purchase 40,000 shares of common stock, and 1,196,220 shares held by the ESOP of which Mr. Whiteman is the trustee.

(5) Includes 2,000 shares owned directly by Mr. Paladino and options to purchase 201,000 shares of common stock.

(6) Includes warrants to purchase 20,000 shares of common stock; less than 1% ownership.

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Beningson is President and a major shareholder of RRR'S Ventures, Ltd., a Connecticut corporation in which the Chief Financial Officer of the Company is also a minor shareholder, which is 25% general partner to WCTP, general partner in RV Associates L.P. ("RVA"), which is a minority partner in B-41 LP, and 10% general partner in York Cogen Partners L.P. ("YCP"), a limited partner in B-41 LP (see Note 4).

     At February 28, 1996, WCTP was indebted to the Company for approximately $3,216,000 related to operations and maintenance services from current and prior years and indebted to B-41 LP for $28,522,000 (see Note 5).

     In Fiscal 1993, RVA received a distribution of $2,000,000 from B-41 LP which is expected to be charged against capital, concurrent with future allocations of income.

     Mr. Beningson is president and the sole shareholder of NAEC. At February 28, 1996, NAEC was indebted to the Company for $600,000, which was paid in April 1996. NAEC had no obligation to the Company as of February 28, 1995.

     At February 28, 1996, Mr. Beningson was indebted to the Company for $6,971,500 related to the exercise of warrants and purchase of common shares in prior years. Mr. Trachtenberg is indebted to the Company for $214,860 related to the exercise of options. Mr. Paladino is indebted to the Company for $100,000 related to the exercise of options. All these amounts are non-interest bearing and are payable on demand. Mr. Whiteman is indebted to the Company for $100,000 related to demand loans, which bears interest at prime.

     On April 26, 1990 the Company issued to Mr. Beningson warrants exercisable for 10 years, to purchase 475,000 shares of common stock at a purchase price of $11.00 per share (the closing price of the Company's common stock on that date). On July 16, 1993, the purchase price of Mr. Beningson's 475,000 warrants was reset to $6.00 per share.

     On January 10, 1991, the Company issued to Mr. Beningson warrants exercisable for 10 years to purchase 475,000 shares of common stock at a purchase price of $8.00 per share (the closing price of the Company's common stock on that date). On July 16, 1993, the purchase price of these warrants was reset to $6.00 per share.

     At February 28, 1994, the Company forgave an advance to Mr. Trachtenberg of $147,555, which had been disbursed in Fiscal 1990. The forgiveness of this amount was reflected as compensation expense in Fiscal 1994.

     On July 16, 1993, the Company issued warrants exercisable for 10 years to Mr. Beningson and Mr. Whiteman to purchase 800,000 and 40,000 shares, respectively, of common stock at a purchase price of $6.00 per share (the closing price of the Company's common stock on that date).

     At February 28, 1996 and 1995, approximately $75,000 and $37,000, respectively, was due to the Company from RRR'S as a result of general partners' and administrative fees due to RRR'S by YCP, offset by, the cumulative effect of expenses paid by the Company on behalf of RRR'S.

     The Company recognizes that potential conflicts of interest may arise by reason of the fact that Mr. Beningson controls RRR'S Ventures, Ltd., NAEC and RVA, and is President and Chief Executive Officer of the Company. Mr. Beningson has advised the Company that in all transactions between or affecting any affiliated entity and the Company he will act in the best interests of the shareholders of the Company, as determined by the Board of Directors of the Company, excluding himself.

                                     PART IV

                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 14                      AND REPORTS ON FORM 8-K

(1)(1) and (a)(2): See Index to Consolidated Financial Statements at Page 27.

(a)(3) Exhibits:

     3(a)      Certificate of Incorporation of the Company, as amended. (1)

     3(a) (I) Certificate of Amendment to the Company's Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 16, 1988.

     3(b)      Bylaws of the Company. (1)

     4(a) Form of Certificate evidencing Common Stock, $.01 par value per share, of the Company. (2)

     10(n) Amended and Restated Project Services Agreement, dated as of March 1, 1990, between Warbasse-Cogeneration Technologies Partnership, L.P. and York Research Corporation. (3)

     10(o) Agreement for Construction of Additional Capacity, dated May 7, 1990, between Warbasse-Cogeneration Technologies Partnership, L.P. and York Research Corporation. (3)

     10(p) Assignment of Lease, dated July 12, 1990 between the Company and Tendler Beretz Associates Ltd. (4)

     10(q) Lease and Energy Sale Agreement, dated December 18, 1989 between the Brooklyn Navy Yard Development Corporation and Cogeneration Technologies, Inc., a wholly owned subsidiary of the Company. (4)

     10(r) Limited Partnership Agreement by and between Mission Energy New York, Inc. and B-41 Associates, L.P., dated October 19, 1992, with Exhibits thereto. (5)

     10(s) Stipulation of Settlement among counsel to plaintiffs in litigation entitled IN RE YORK RESEARCH CORPORATION SECURITIES LITIGATION, United States District Court, Southern District of New York, Master File No. 91 Civ. 5040 (LJF), and counsel for all defendants therein, dated January 15, 1993, with Exhibits thereto. (5)

     10(t) Final Judgment of Dismissal with Prejudice, IN RE YORK RESEARCH CORPORATION SECURITIES LITIGATION, United States District Court, Southern District of New York, Master File No. 91 Civ. 5040
               (LJF). (5)

     10(u) Amended and Restated Agreement of Limited Partnership of B-41 Associates L.P., dated December 26, 1992. (5)

     10(v) Brokerage Agreement, dated May 25, 1994, between Cedar Rapids Transmission Co. Ltd.; North American Energy Conservation, Inc. and York Research Canada, Inc. (6)

     10(w) Letter Agreement, dated May 23, 1994, between North American Energy Conservation, Inc. and York Research Corporation. (6)

     10(x) Note Purchase Agreement, dated July 27, 1994, by and between Sanwa Business Credit Corporation and B-41 Associates, L.P. (7)

     10(y) Pledge Agreement, dated July 27, 1994, between York Cogen Partners, L.P., B-41 Associates, L.P., and Sanwa Business Credit Corporation. (7)

     10(z) Proxy and Agreement, dated July 27, 1994, between York Research Corporation, B-41 Management Corporation, and Sanwa Business Credit Corporation. (7)

     10(aa) Promissory Note dated May 4, 1994 from Amalgamated Warbasse Houses, Inc. to Cogeneration Technologies, Inc. (7)

     10(bb) Promissory Note, dated November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. payable to the order of Cogeneration Technologies, Inc. (8)

     10(cc) Security Agreement, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. to Cogeneration Technologies, Inc. (8)

     10(dd) Assignment and Security Agreement, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. to Cogeneration Technologies, Inc. (8)

     10(ee) Intercreditor Agreement, dated as of November 17, 1994, by and among Tomen Power Corporation, B-41 Associates, L.P., Cogeneration Technologies, Inc. and Warbasse-Cogeneration Technologies Partnership L.P. (8)

     10(ff) Restructuring Fee Agreement, dated as of November 17, 1994, by and among Warbasse-Cogeneration Technologies Partnership L.P., B-41 Associates, L.P. and Cogeneration Technologies, Inc. (8)

     10(gg) Subordinated Promissory Note, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. payable to the order of B-41 Associates, L.P. in the principal amount of $3,000,000. (8)

     10(hh) Subordinated Promissory Note, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. payable to the order of Cogeneration Technologies, Inc. in the principal amount of $3,000,000. (8)

     22        Subsidiaries of the Company

     23        Consent of Independent Certified Public Accountants.

(b)  Consolidated Financial Statements

     See Index to Consolidated Financial Statements at Page 27.

     All other exhibits have been omitted because they have been previously filed or incorporated by reference, in the Company's Form 10K for the fiscal year ended September 30, 1990, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

(c)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the year ended February 28, 1996:

               None




(1) Previously filed as an Exhibit, under the corresponding exhibit number, to the Company's Form 10K for the fiscal year ended September 30, 1982, Commission file number 0-72, and incorporated herein by reference.

(2) Previously filed as an Exhibit, under the corresponding exhibit number with Registration Statement No. 33-13899 on April 30, 1987 and incorporated herein by reference.

(3) Previously filed as an Exhibit with the Company's Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

(4) Previously filed as an Exhibit with the Company's Form 10K for the year ended September 30, 1990 and incorporated herein by reference.

(5) Previously filed as an Exhibit with the Company's Form 10K for the year ended February 28, 1993 and incorporated herein by reference.

(6) Previously filed as an Exhibit with the Company's Form 10K for the year ended February 28, 1994 and incorporated herein by reference.

(7) Previously filed as an Exhibit with the Company's Form 10-Q for the quarter ended August 31, 1994 and incorporated herein by reference.

(8) Previously filed as an Exhibit with the Company's Form 10-Q for the quarter ended November 30, 1994 and incorporated herein by reference.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page(s)

York Research Corporation and Consolidated Subsidiaries:

     Report of Independent Certified Public Accountants                28

      Consolidated Financial Statements:
       Consolidated Balance Sheets - February 28, 1996 and 1995        29

      Consolidated Statements of Operations for the Years Ended
       February 28, 1996, February 28, 1995 and February 28,
       1994                                                            30

      Consolidated Statement of Stockholders' Equity for the
       Years Ended February 28, 1996, February 28, 1995 and
       February 28, 1994                                               31

      Consolidated Statements of Cash Flows for the
       Years Ended February 28, 1996, February 28, 1995
       and February 28, 1994                                           32

      Notes to Consolidated Financial Statements                       33
                                                                     through
                                                                       54

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
York Research Corporation:

     We have audited the accompanying consolidated balance sheets of York Research Corporation and Subsidiaries as of February 28, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As of February 28, 1996, a substantial portion of the Company's assets are related to the Warbasse Project (See Note 5).

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Research Corporation and Subsidiaries at February 28, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1996, in conformity with generally accepted accounting principles.



                                   Grant Thornton LLP




New York, New York
April 30, 1996

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   February 28,       February 28,
                                                                                      1996               1995
                                                                                   ------------       ------------

ASSETS
Current Assets:
 Cash                                                                               $5,530,190        $1,767,495
 Service and other receivables - WCTP (Note 5)                                       1,696,583            15,202
 Engineering and other service receivables - BNYLP (Note 4)                            137,915           132,253
 Other receivables - NAEC (Note 13)                                                    600,000                --
 Due from AWH (Note 5)                                                                      --           568,333
 Deferred tax asset (Note 11)                                                          684,000                --
 Other current assets (including advances to employees
    of $32,775 and $203,118, respectively)                                             204,728           504,318
                                                                                   -----------       -----------
           Total current assets                                                      8,853,416         2,987,601

Property, plant and equipment, net (Notes 3 and 6)                                     353,755           336,871
Construction in progress - WCTP (Notes 3 and 7)                                     24,726,114        21,741,740
Long-term note receivable - WCTP (Note 5)                                           20,682,000        20,682,000
Other long-term receivables - WCTP (Note 5)                                          1,529,978         1,529,978
Advances to minority partner (Note 13)                                               2,000,000         2,000,000
Payment in lieu of performance bond - WCTP (Note 5)                                    500,000           500,000
Other assets (including advances to employees and a director
 of $627,267 and $338,267, respectively) (Note 10)                                     979,094           489,688
Excess of investment over net assets acquired, net (Note 3)                            377,312           416,684
                                                                                   -----------       -----------
           Total assets                                                            $60,001,669       $50,684,562
                                                                                   -----------       -----------
                                                                                   -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                                   $1,209,978        $1,286,877
 Accrued expenses (Note 8)                                                           1,443,149         2,274,135
 Accrued income taxes (Note 11)                                                        144,342           262,493
 Current portion of deferred revenue and other credits (Notes 4 and 12)                     --           374,592
                                                                                   -----------       -----------
           Total current liabilities                                                 2,797,469         4,198,097

Due to SBCC (Note 5)                                                                20,232,000        20,482,000
Other long-term liabilities (Notes 10 and 13)                                          684,833           640,912
Deferred revenue and other credits (Notes 4 and 12)                                  3,460,000         3,478,041
                                                                                   -----------       -----------
           Total  liabilities                                                       27,174,302        28,799,050

Commitments and contingencies (Notes 4, 12 and 15)                                          --                --

Stockholders' equity (Note 9)
  Common stock, Class A, $.01 par value; authorized 10,000,000
     shares; none issued                                                                    --                --
 Common stock, $.01 par value; authorized 50,000,000 shares; issued
     13,329,778 and 12,610,594 shares in 1996 and 1995, respectively                   133,298           126,106
 Additional paid-in capital                                                         54,230,850        49,619,995
 Accumulated (deficit)                                                             (11,905,661)      (16,305,289)
                                                                                   -----------       -----------
                                                                                    42,458,487        33,440,812
 Less:
 Treasury stock, at cost (47,124 shares)                                              (706,401)         (706,401)
 Notes receivable - sale of common stock (Notes 9 and 13)                           (7,539,787)       (7,393,408)
 Deferred compensation - ESOP (Note 10)                                             (1,384,932)       (3,455,491)
                                                                                   -----------       -----------
           Total stockholders' equity                                               32,827,367        21,885,512
                                                                                   -----------       -----------
           Total liabilities and stockholders' equity                              $60,001,669       $50,684,562
                                                                                   -----------       -----------
                                                                                   -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED FEBRUARY 28,


                                                                 1996           1995            1994
                                                             -----------     ----------      ----------

REVENUES:
  Services  (Notes 3, 4 and 5)                               $10,450,061     $2,974,156      $1,464,989
  Development and other fees (Notes 3, 4 and 13)               3,941,688      4,550,064       5,028,653
                                                             -----------     ----------      ----------

     Total revenues                                           14,391,749      7,524,220       6,493,642
                                                             -----------     ----------      ----------

COSTS AND EXPENSES:
  Cost of services  (Notes 4 and 5)                            5,452,869      2,966,075       1,472,308
  Selling, general and administrative (Notes 10 and 13)        6,019,547      5,720,640       5,649,015
  Interest and other (income) expense (Note 5)                (2,430,295)    (1,554,539)       (341,504)
  Minority interest in partnership                               500,000             --              --
                                                             -----------     ----------      ----------

      Total costs and expenses                                 9,542,121      7,132,176       6,779,819
                                                             -----------     ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                              4,849,628        392,044        (286,177)

Provision for income taxes (Note 11)                             450,000        170,000         130,000
                                                             -----------     ----------      ----------

NET INCOME (LOSS)                                             $4,399,628       $222,044       ($416,177)
                                                             -----------     ----------      ----------
                                                             -----------     ----------      ----------


Net income (loss) per common share:                                $0.35          $0.02          ($0.03)
                                                             -----------     ----------      ----------
                                                             -----------     ----------      ----------

Weighted average number of common shares and
  common share equivalents (Note 3):                          15,512,011     10,981,173      12,429,360
                                                             -----------     ----------      ----------
                                                             -----------     ----------      ----------



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED FEBRUARY 28, 1996, 1995 AND 1994



                                                    Common Stock       Additional
                                             Shares                     Paid-in      Accumulated
                                             Issued          Amount      Capital      (Deficit)
                                            ----------      --------   ----------    -------------

Balance, February 28, 1993                  12,420,594      $124,206   $48,975,295   ($16,111,156)

Issuance of common stock for services           60,000           600       277,650             --
Cash receipts                                       --            --            --             --
ESOP third party loans                              --            --            --             --
Deferred compensation accrual                       --            --            --             --
Net loss                                            --            --            --       (416,177)
                                            ----------      --------   ----------    -------------
Balance, February 28, 1994                  12,480,594       124,806    49,252,945    (16,527,333)

Issuance of common stock for services           80,000           800       174,200             --
Exercise of options                             50,000           500       164,400             --
Cash receipts                                       --            --            --             --
ESOP third party loans                              --            --            --             --
Deferred compensation accrual                       --            --        28,450             --
Net income                                          --            --            --        222,044
                                            ----------      --------   ----------    -------------
Balance, February 28, 1995                  12,610,594       126,106    49,619,995    (16,305,289)

Exercise of options                            222,957         2,230       776,045             --
Exercise of warrants                           207,727         2,077       970,843             --
Cash receipts                                       --            --            --             --
Deferred compensation accrual                       --                     263,958             --
Issuance of shares to ESOP                     288,500         2,885     1,089,334             --
Tax effect of options and warrants                  --            --     1,013,000             --
ESOP third party loans                              --            --            --             --
Issuance of warrants                                --            --       497,675             --
Net income                                          --            --            --      4,399,628
                                            ----------      --------   ----------    -------------
Balance, February 28, 1996                  13,329,778      $133,298   $54,230,850   ($11,905,661)
                                            ----------      --------   ----------    -------------
                                            ----------      --------   ----------    -------------


                                             Treasury       Notes        Deferred
                                              Stock      Receivable    Compensation
                                             ---------   -----------  -------------

Balance, February 28, 1993                   ($706,401)  ($7,904,908) ($12,731,481)

Issuance of common stock for services               --            --            --
Cash receipts                                       --       612,502     7,233,316
ESOP third party loans                              --            --      (930,754)
Deferred compensation accrual                       --            --       319,529
Net loss                                            --            --            --
                                             ---------   -----------  -------------
Balance, February 28, 1994                    (706,401)   (7,292,406)   (6,109,390)

Issuance of common stock for services               --            --            --
Exercise of options                                 --      (162,000)           --
Cash receipts                                       --        60,998     2,153,000
ESOP third party loans                              --            --       156,029
Deferred compensation accrual                       --            --       344,870
Net income                                          --            --            --
                                             ---------   -----------  -------------
Balance, February 28, 1995                    (706,401)   (7,393,408)   (3,455,491)

Exercise of options                                 --      (296,379)           --
Exercise of warrants                                --            --            --
Cash receipts                                       --       150,000     3,079,000
Deferred compensation accrual                       --            --       148,778
Issuance of shares to ESOP                          --            --    (1,092,219)
Tax effect of options and warrants                  --            --            --
ESOP third party loans                              --            --       (65,000)
Issuance of warrants                                --            --            --
Net income                                          --            --            --
                                             ---------   -----------  -------------
Balance, February 28, 1996                   ($706,401)  ($7,539,787)  ($1,384,932)
                                             ---------   -----------  -------------
                                             ---------   -----------  -------------



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED FEBRUARY 28,


                                                                          1996         1995         1994
                                                                       ----------   ----------    ----------

OPERATING ACTIVITIES:
Net income (loss) from operations                                      $4,399,628     $222,044     ($416,177)
Adjustments to reconcile net income (loss) from operations to net cash generated by (used in) operating activities:
   Depreciation and amortization                                          167,185      146,857       132,659
   Advances charged to compensation                                        25,000           --       147,555
   Common shares issued for services                                           --      175,000       278,250
   Amortization of deferred credits                                      (392,633)  (1,152,128)   (1,136,557)
   Gain (loss) on sale and disposition of machinery and equipment              --        2,855        (7,568)
   ESOP contribution                                                      412,736      373,320       319,529
   Changes in operating assets and liabilities:
      (Increase) decrease in service receivables                       (1,687,043)      15,882      (441,194)
      (Increase) decrease in construction in progress                  (2,984,374)  (1,845,797)      133,468
      Net (increase) decrease in notes receivable, other current
         assets, and other assets                                        (246,483)     415,038      (673,122)
      Net decrease in due to bank and equipment vendor                         --     (571,664)   (4,933,722)
      Net decrease in accounts payable, accrued expenses and
         long-term liabilities                                           (663,744)    (421,683)   (2,137,488)
      Increase (decrease) in accrued taxes                                210,849      104,921      (158,559)
                                                                       ----------   ----------    ----------
   NET CASH USED IN OPERATING ACTIVITIES                                 (758,879)  (2,535,355)   (8,892,926)
                                                                       ----------   ----------    ----------

INVESTING ACTIVITIES:
   Purchase of machinery and equipment                                   (144,697)    (220,304)      (81,720)
                                                                       ----------   ----------    ----------
   NET CASH USED IN INVESTING ACTIVITIES                                 (144,697)    (220,304)      (81,720)
                                                                       ----------   ----------    ----------

FINANCING ACTIVITIES:
   Amounts received from ESOP                                           3,079,000    2,153,000     7,233,337
   Proceeds from notes receivable                                         150,000           --            --
   Payments on capital leases                                             (17,545)     (20,415)      (18,462)
   Proceeds from exercise of stock options and warrants                 1,454,816          500            --
                                                                       ----------   ----------    ----------
   NET CASH GENERATED BY FINANCING ACTIVITIES                           4,666,271    2,133,085     7,214,875
                                                                       ----------   ----------    ----------

INCREASE (DECREASE) IN CASH                                             3,762,695     (622,574)   (1,759,771)

CASH AT BEGINNING OF YEAR                                               1,767,495    2,390,069     4,149,840
                                                                       ----------   ----------    ----------

CASH AT END OF YEAR                                                    $5,530,190   $1,767,495    $2,390,069
                                                                       ----------   ----------    ----------
                                                                       ----------   ----------    ----------


NON-CASH FINANCING ACTIVITIES:
     During Fiscal 1996, the Company issued 288,500 shares of common stock to the ESOP, in exchange for a note receivable for $1,092,219.

     During Fiscal 1995, the Company received $162,000 of notes receivable - sale of common stock for options exercised.


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     York Research Corporation ("York" or the "Company") is a developer, owner and marketer of energy related projects and products and through its subsidiaries, partnerships, joint ventures and affiliates, currently participates in two broad areas of the energy business -- power project development and services, including cogeneration and wind energy, and the marketing of energy generated by others for sale in the wholesale power business.

     The principal markets for the Company's products and services currently are the Northeastern United States and Eastern Canada. Revenues are principally derived from entities that supply, broker or market energy to utilities, residential complexes, and industrial concerns.

2.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of York and subsidiaries and all majority owned partnerships include the accounts of Cogeneration Technologies, Inc. ("Cogen"), B-41 Associates L.P. ("B-41LP"), B-41 Management Corporation ("B-41MC"), York Cogen Partners L.P. ("YCP"), York Internet Power Services, Inc., York Research Canada, Inc. ("York Canada") and York Windpower Corp., which is 100% owned by York Canada. All material intercompany profits and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     The Company recognizes service revenues and power brokerage fees in the period in which the work is performed. Development fees received are either amortized over the related development period, or recognized as received, based on their nature.

     LONG-TERM CONTRACT AND CONSTRUCTION IN PROGRESS

     Due to the uncertainties that had surrounded the Warbasse Project (see
Note 5), the Company accounts for the Warbasse Project construction contract using the completed contract method. Construction in progress includes equipment, building structure and installation subcontract costs, and construction period interest.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are being depreciated or amortized on the straight-line method over their estimated useful lives as follows:

               Machinery and equipment       5-10 years
               Furniture and fixtures        5-10 years
               Motor vehicles                3 years

     INCOME TAXES

     Effective March 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities including net operating loss carryforwards, using the enacted marginal tax rate. Deferred income tax expense or benefits are based on the changes in the asset or liability from period to period. As permitted under the new rule, prior years' financial statements were not restated. A valuation allowance is recognized in certain circumstances. Adoption of SFAS No. 109 has no impact on the consolidated financial statements.

     EXCESS OF INVESTMENT OVER NET ASSETS ACQUIRED, NET

     The Company's acquisition of Cogen in 1985 resulted in an $828,000 excess of investment over net assets acquired, which is being amortized on a straight-line basis over 20 years. Accumulated amortization at February 28, 1996 and 1995 is $451,000 and $411,000, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at February 28, 1996.

     PER SHARE DATA

     Per share data is based on the weighted average number of common shares and common share equivalents (warrants and options) outstanding during the year, calculated using the modified treasury stock method in 1996, and the treasury stock method in 1995. Common share equivalents were omitted in 1994, since the effects were antidilutive.

                                                                 Fiscal 1996               Fiscal 1995         Fiscal 1994
                                                                 -----------               -----------         -----------

Weighted average number of shares outstanding                     12,888,772               12,465,744          12,429,360

Average of unreleased ESOP shares (a)                             (1,219,279)              (1,604,666)            N/A (c)

Dilution (warrants and options) (b)                                3,842,518                  120,095             N/A (d)
                                                                  ----------               ----------          -----------

Weighted average number of common share and common share
 equivalents                                                      15,512,011               10,981,173          12,429,360
                                                                  ----------               ----------          -----------
                                                                  ----------               ----------          -----------


(a) Amount reflects average unreleased ESOP shares (see Note 10) for the periods presented. As of 2/28/96, the balance of unreleased ESOP shares was 1,009,256.
(b) Amount reflects average dilution for the periods presented. Fiscal 1996 includes an average of 1,199,300 options and warrants exercisable at prices above market; Fiscal 1995 includes only options and warrants below market.
(c)  Not applicable to Fiscal 1994.
(d) Because there was a loss in 1994, common share equivalents were anti-dilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, service, engineering and other receivables, accrued expenses and accounts payable approximate fair value, principally because of the short maturity of these items. For long-term receivables-WCTP, advances to minority partner and due to SBCC there are no quoted market prices, and a reasonable estimate of fair value could not be made without incurring excessive costs.

     RECLASSIFICATIONS

     Certain amounts in the 1994 consolidated financial statements were reclassified to conform to the 1996 and 1995 presentation.

4.   BROOKLYN NAVY YARD

     A joint venture, Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP") was formed as of October 19, 1992. BNYLP is owned and controlled equally by a subsidiary of Edison Mission Energy ("Mission"), which is a wholly-owned subsidiary of SCE Corp., and B-41LP. BNYLP was formed to develop, construct, finance, own and operate the 286 megawatt ("MW") natural-gas-fired, combined-cycle Brooklyn Navy Yard ("BNY") cogeneration facility with Consolidated Edison of New York, Inc. ("Con Edison") and various host entities as the principal customers.

     B-41LP was formed to more effectively develop and manage the original partners' investments in the BNY facility. The profit sharing and ownership percentages in the B-41LP partnership agreement, as amended, are as follows:

     1. RV Associates L.P. ("RVA"), whose general partner, RRR'S Ventures Ltd. is controlled by the Chairman of the Company, is a 5% general partner. B-41MC, a wholly-owned subsidiary of York, is also a 5% general partner.

     2. RVA is also a 15% limited partner. RVA contributed a power purchase agreement totaling 40 MW.

     3. Cogen, a wholly-owned subsidiary of York, is a 22% limited partner. Cogen contributed a power purchase agreement totaling 40 MW.

     4. YCP is a 53% limited partner. RRR'S Ventures Ltd. is the 10% general partner of YCP, and York is the 90% limited partner in YCP. YCP contributed a power purchase agreement totaling 90 MW.

     For tax purposes, depreciation, operating losses and capital transactions are subject to other sharing percentages.

     The BNYLP partnership agreement contains provisions, among other things, with respect to funding obligations of Mission, security for loans and guarantees by Mission, the allocation of cash flow and tax depreciation under various circumstances, profits and losses both before and after Mission's advances have been repaid, management of the Partnership, and dispute resolution (including provisions for a buy out of either Mission's or B-41LP's general partnership interest).

B-41LP and Mission are in the process of amending the Partnership agreement to reflect certain additional agreements between the partners pertaining to funding obligations, management, and operations.

     Upon formation of BNYLP, all of the project-related assets, contract rights, leases or other intangible assets that had been accumulated by the Company and B-41LP during the pre-joint venture development period, as well as all related liabilities, were transferred to BNYLP. Although BNYLP accounts for B-41LP's contribution at an agreed upon value of $7,000,000, B-41LP recorded its investment in BNYLP at the historical carrying value of the assets contributed of zero. B-41LP accounts for its investment in BNYLP under the equity method.

      For the years ended February 28, 1996 and 1995, BNYLP's only activity was the construction of the BNY facility, and therefore BNYLP did not recognize any revenues, expenses, or operating profits or losses. The summarized financial information of BNYLP at February 28, 1996 and 1995 is as follows:

                                   (Unaudited)
                                       1996                1995
                                   ------------        ------------
     Current assets                $ 15,138,000        $    903,000
     Noncurrent assets             $351,980,000        $123,454,000
     Current liabilities           $ 93,277,000        $ 31,947,000
     Noncurrent liabilities        $253,926,000        $ 79,652,000
     Net assets                    $ 19,915,000        $ 12,758,000

     The Company estimates the total capital costs of the BNY Facility, when completed, to be approximately $420,000,000. On December 22, 1995, the New York City Industrial Development Agency (the "IDA") issued $253,925,700 of Industrial Development Revenue Bonds for the purpose of financing certain costs incurred to date in constructing and developing the BNY Facility. These bonds are recourse to a letter of credit ("LOC") in like amounts arranged by Mission, which LOC is in turn supported by a Mission guarantee. BNYLP has agreed to reimburse Mission if the guarantee is called, out of future cash flow as and if available. The proceeds of this bond sale are being used to reimburse Mission for a portion of its construction loans made to date and to reimburse the Company for engineering and other costs that had been expensed in prior periods and for services that have been and will be performed by the Company.

     Substantial construction is still in progress and it is likely that the portion of construction not funded by the IDA Bonds will be complete prior to the receipt of additional third party financing. As a result, Mission is likely to fund all remaining construction costs, or to be required to provide additional guarantees to secure project financing. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

     In consideration for certain development services for the BNY facility performed by the Company, RVA has assumed the obligation for certain credit facilities totaling $9,750,000 which are repayable only from amounts received from third party BNYLP financings or BNY facility operations.

     As of February 28, 1996, the Company and B-41LP have received a total of $21,541,000 for development fees, a nonrefundable commission from a vendor in connection with the procurement of certain BNYLP equipment, and for reimbursement of development costs net of related liabilities assumed by BNYLP. In Fiscal 1996, 1995 and 1994, the Company recognized development fee revenue of $3,267,000, $4,300,000 and $5,029,000, respectively. At February 28, 1996, revenues of $3,460,000 have been deferred, which is one half of the nonrefundable commission, to be recognized over the estimated useful life of the related equipment.

     In consideration for Mission being solely responsible for any cancellation fee in connection with the BNYLP equipment contract, B-41LP will pay Mission $3,750,000 contingent upon and solely out of distributions received from BNYLP as a result of third party financings or BNY facility operations.

     In accordance with the joint venture agreement, the Company provides engineering services for BNYLP. During Fiscal 1996, 1995 and 1994, the Company recognized revenue from engineering services of approximately $780,000, $593,000 and $1,231,000, respectively, which are reflected in service revenues and cost of services. During Fiscal 1996, the Company also recognized a reimbursement of $5,000,000 for certain engineering and other costs that had been expensed in prior periods. At February 28, 1996 and 1995, the Company had receivables from BNYLP of approximately $138,000 and $132,000, respectively. These amounts are included in service receivables and were fully collected subsequent to the respective year ends.

     Pursuant to the provisions of the partnership agreement, Mission retains the right, because it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that controls the day to day operations of BNYLP. Mission has informed B-41LP that they had incurred gross costs in excess of $349,000,000 for this project as of February 28, 1996. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

     Like other large projects of this nature, the BNY cogeneration facility is subject to various risks. There can be no assurance that the facility, when completed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls.

5.   WARBASSE PROJECT

     In May 1990, an agreement was entered into between Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") (see Note 13) and the Company whereby the Company agreed to construct the expansion of the Warbasse facility converting it from the engine facility previously constructed for WCTP by the Company, to a larger gas turbine facility (the "Warbasse Project") to enable it to service Con Edison pursuant to the existing contract between WCTP and Con Edison (see
Note 7).

     The Company also contracted with WCTP to provide operations and maintenance services for the Warbasse Project at its direct cost. The services agreement includes providing fuel, operating, manning and maintaining the facility.
During Fiscal 1996, 1995 and 1994, the Company recognized approximately $4,700,000, $2,400,000 and $230,000, respectively, for operations and maintenance services revenues, which has been reflected in service revenues. Cost of services for the same periods was approximately $4,700,000, $2,400,000 and $242,000, respectively.

     In 1991, WCTP received notice from Sanwa Business Credit Corporation ("Sanwa" or "SBCC"), its senior lender, that it was in default. Thereafter WCTP instituted an action against Sanwa for breach of contract and fraud. In 1992, Sanwa initiated settlement discussions.

     On July 27, 1994, B-41LP purchased from Sanwa the note obligation of WCTP to Sanwa together with all related collateral and ancillary rights owned by Sanwa. In payment, Sanwa will receive a share of the cash flow, if any, from the BNY project. The note obligation of WCTP to B-41LP (the "B-41LP Note") has been recorded as a Long-term note receivable - WCTP and has a face value of $28,522,000, which includes accrued interest of $6,022,000 from April 1, 1991 through July 27, 1994. This obligation is payable to B-41LP from the net operating cash flow of the Warbasse project.

     The obligation of B-41LP to Sanwa has been recorded as Due to SBCC of $20,682,000, which is the net present value of the maximum annual amount payable to SBCC, over 30 years discounted at 7%. Other than $700,000 to be paid over the first three years (of which $450,000 has been paid to date), the amount to be paid to Sanwa will be a function of B-41LP's share of the actual cash flow generated from the BNY project, with no guaranteed minimum amount. B-41LP's obligation to SBCC is recourse only to and secured only by B-41LP's cash flow, if any, from the BNY project.

     The B-41LP Note has been reflected in the consolidated balance sheet at an amount equal to the obligation to SBCC. The $7,840,000 difference between the face amount of the note and the amount reflected will be adjusted to income over time as principal payments of the long-term note receivable are made by WCTP.

     In 1991, Amalgamated Warbasse Houses, Inc. ("AWH"), the host entity, commenced a lawsuit against the Company, WCTP and Sanwa. In addition, AWH suspended all payments to WCTP and Cogen. As a result, the Company was unable to collect service revenue from WCTP. On May 4, 1994, an agreement was signed between WCTP and AWH settling all disputes between the parties. The agreement further provides for the repayment over approximately 22 months, which commenced in September 1994, of certain amounts due to Cogen by AWH. At February 28, 1996 and 1995, Cogen had $0 and $568,000, respectively, due from AWH.

     In September 1994, the Company resumed operations of the Warbasse Facility, supplying on a continuous basis all the thermal and electric energy needs of the host, AWH, and supplying up to the full capacity requirements of its electric power contract with Con Edison, when dispatched.

     On November 17, 1994, the B-41LP Note due from WCTP was restructured along with other long-term debt of WCTP. Such other long-term debt of WCTP includes a note payable to Tomen Power Corporation ("Tomen") and will include a note payable to Cogen when full construction of the facility is completed. The three notes will share in the net operating cash flow of WCTP, as defined, pro rata in proportion to the principal balances of the notes, and would share pari passu in the collateral of WCTP in the event of a default. Management expects that all three notes will be paid from the operations of WCTP over 15 years, and each note carries an interest rate of LIBOR plus 2%. In addition, B-41LP and Cogen will receive a restructuring fee of $3,000,000 each, to be paid the year after the three notes are fully paid.

     The Cogen note will include the full construction cost of the Warbasse plant upon completion plus the unpaid balance of the Other long-term receivables
- - WCTP, which relate to operation and maintenance services performed for WCTP prior to September 1994 and have been reclassified to long-term. At both February 28, 1996 and 1995, the balance of Other long-term receivables - WCTP was approximately $1,530,000, which was included in service and other receivables. The balance of Company advances to WCTP at February 28, 1996 and 1995 were $137,000 and $0, respectively.

     The Company is in the final stages of completing construction of the Warbasse project. The Company expects that the Warbasse Project requires approximately $1,000,000 to complete construction which includes installed capacity beyond the requirements of the power purchase agreements and certain enhancements for increased efficiency.

     In 1988, the Company made a $500,000 cash payment in lieu of a performance bond to WCTP which is returnable upon completion of the expansion of the Warbasse Facility.

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                       Feb. 28, 1996      Feb. 28, 1995
                                       -------------      -------------
     Machinery and equipment            $  650,738         $   575,351
     Furniture and fixtures                248,797             214,551
     Motor vehicles                        221,937             221,937
     Leasehold improvements                 35,064                --
                                        ----------         -----------
                                         1,156,536           1,011,839
     Less: accumulated depreciation       (802,781)           (674,968)
                                        ----------         -----------
                                        $  353,755         $   336,871
                                        ----------         -----------
                                        ----------         -----------

7.   CONSTRUCTION IN PROGRESS

     Construction in Progress ("CIP") as of February 28, 1996 and 1995 includes all of the personal property procured, to which the Company has title, for expansion of the Warbasse Project. Also included in CIP is $1,012,000 of interest and professional fees capitalized through February 28, 1996. CIP was reduced approximately $412,000 in Fiscal 1994 as a result of an insurance settlement for equipment damaged in a December 1992 storm.

     The Company believes that the carrying value of CIP is fully realizable through the present value of future net cash flow of the project (see Note 5). Due to the initial uncertainty of timing and collection under the contract, the Company is accounting for this project using the completed contract method.

8.   ACCRUED EXPENSES

     Accrued expenses at February 28, 1996 and 1995 include:


                                            1996                1995
                                        ----------          ----------

     Professional fees                    $643,000            $643,000
     Litigation settlement
      (see Note 15)                             --             760,000
     Construction and
      cogeneration services                332,000             332,000
     Accrued pension cost                  255,000             330,000
     Other
                                           213,000             209,135
                                        ----------          ----------
     Total accrued expenses             $1,443,000          $2,274,135
                                        ----------          ----------
                                        ----------          ----------

9.   STOCKHOLDERS' EQUITY

     COMMON STOCK - The Company has authorized 50,000,000 shares of common stock. In addition, the Company has authorized 10,000,000 shares of Class A common stock, none of which have been issued. Each Class A common share has one/hundredth of a vote as compared with the regular common stock and is entitled to a $.20 dividend priority before any dividends are payable on the full voting common stock.

     The Company, from time to time, issues shares of unregistered common stock for payment of certain nonemployee services. The shares are valued at 70% of the market value of registered common stock on the date of issue, which management believes approximates the fair market value of services rendered. This consideration has been included in selling, general and administrative expenses in the appropriate period.

     The following table presents the number of shares issued and the value of services rendered:

     Fiscal Year         Shares         70% of Market Value
     -----------         ------         -------------------
        1995             80,000              $175,000
        1994             60,000              $278,250

     INCENTIVE STOCK OPTION ("ISO") PLAN - In 1982, the Company authorized 1,400,000 qualified stock options, which have all been granted. Option prices must not be less than fair market value at the time of grant. The 1982 Plan expired on April 26, 1992. In September 1993, the Company adopted the 1993 ISO Plan, authorizing a total of 3,000,000 qualified and nonqualified stock options, of which 1,469,000 qualified stock options were granted to employees, and 56,000 nonqualified stock options were granted to two consultants to the Company.

The following table presents the total number of options granted and outstanding as of February 28, 1996:

        Granted in              Options           Price            Options
       Fiscal Year              Granted         Per Share        Outstanding
- ----------------------          -------         ---------        -----------
1982 ISO PLAN:
1987                             396,000      $2.50 & $3.50           5,000
1988                             150,000          $4.75              46,300
1989                             154,000          $4.50              55,800
1990                               5,000          $8.75                  --
Five months ended
 February 28, 1991               253,500          $8.00             114,300
1993                             441,500          $5.13             411,500
                               ---------                          ---------
Total 1982 ISO Plan            1,400,000                            632,900
                               ---------                          ---------
                               ---------                          ---------

1993 ISO PLAN:
1994                             386,000      $5.25 & $5.76         386,000
1995                           1,139,000      $3.30 & $3.125        951,500
                               ---------                          ---------
Total 1993 ISO Plan            1,525,000                          1,337,500
                               ---------                          ---------
                               ---------                          ---------

     Options to purchase 1,496,252 shares were exercisable at February 28, 1996. The remaining outstanding options vest at various times over the next nine years. In Fiscal 1996, options to purchase 222,957 shares of common stock were exercised for cash, and notes totaling $296,380. In Fiscal 1995, options to purchase 50,000 shares of common stock were exercised for cash and a note for $162,000. There were no options exercised in Fiscal 1994. During Fiscal 1993 and prior, 628,100 shares of common stock had been exercised for cash and notes totaling $1,542,550. Of these amounts, $568,300 and $421,900, respectively, is included in the Notes receivable - sale of common stock, as of February 28, 1996 and 1995.

     WARRANTS - All warrants are exercisable upon grant, although the underlying shares may not necessarily be registered, and the warrants expire after ten years. The exercise prices of the warrants are the NASDAQ closing prices of the Company's common stock at the dates of grant.

     In February and March 1988, the Company's Chairman exercised warrants to purchase 850,000 shares of common stock in exchange for cash and a noninterest bearing note totaling $3,531,250. In September 1989, the Company's Chairman exercised warrants to purchase 625,000 shares of common stock in exchange for cash and a noninterest bearing note payable on demand totaling $3,706,250. In Fiscal 1992, the Company's Chairman repaid $600,000. These notes, which total $6,971,500 at February 28, 1996 and 1995 are included in Notes receivable - sale of common stock.

     The following table presents Mr. Beningson's total number of warrants outstanding as of February 28, 1996:


          Date of        # Warrants     Price Per
          Grant             Held          Share
          -----          ----------     ---------
          4/90              475,000     $6.00 (reset from $11.00 on 7/16/93)
          1/91              475,000     $6.00 (reset from $8.00 on 7/16/93)
          7/93              800,000     $6.00
                          ---------
                          1,750,000
                          ---------
                          ---------

     During the quarter ended February 28, 1993, Mr. Beningson transferred warrants to purchase 150,000 shares of common stock of the Company at a cost of $4.50 per share to RRR'S Ventures Ltd. These warrants were exercised in exchange for cash and a non-interest bearing note totaling $675,000. None of this amount was receivable at February 28, 1996 or 1995.

     In July 1993, warrants were granted to purchase 40,000 shares of the Company's common stock at a purchase price of $6.00 to H. Clifton Whiteman, a director of the Company.

     In Fiscal 1996, a former director of the Company exercised warrants to purchase a total of 200,000 shares in exchange for $925,000. At February 28, 1996, this former Director holds warrants to purchase 1,000,000 shares of common stock. Warrants for 200,000 shares specify a purchase price of $4.63 to 2000, and warrants for 800,000 shares specify a purchase price of $4.63 to 2002.

     In July 1993, warrants were granted to purchase 75,000 shares of the Company's common stock at a purchase price of $6.00 per share to three entities that have performed various consulting services for the Company.

     In July 1995, Stanley Weinstein, a director of the Company, was granted warrants to purchase 20,000 shares of the Company's common stock at $5.44 per share through 2005.

     In September 1995 and December 1995, warrants were granted to purchase 30,000 and 32,500 shares, respectively of the Company's common stock, to an individual and two entities, respectively, that have performed various consulting services for the Company.

     In summary, at February 28, 1996, warrants to purchase 3,657,500 shares of the Company's common stock at prices ranging from $4.13 to $11.00 were outstanding, expiring through 2005.

10.  EMPLOYEE BENEFIT PLANS

     EMPLOYEE SAVINGS PLAN

     During 1988, the Company adopted the York Research Corporation 401(k) Plan ("401(k) Plan"). The 401(k) Plan allows employees of the Company to defer a portion of their earnings on a pre-tax basis through contributions to the 401(k) Plan. The Company may at its discretion make a contribution to the 401(k) Plan. To date the Company has elected not to contribute to the 401(k) Plan.

     DEFINED BENEFIT PLAN

     The Company has a defined benefit pension plan covering substantially all employees not covered by a collective bargaining agreement. The benefits are based on years of service and the highest consecutive five years of the employees' compensation. The Company's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue

Service's funding standards. Contributions are intended to provide, not only for benefits attributed to service to date, but also for those expected to be earned in the future.

     Pension cost for the years ended February 28, 1996, 1995 and 1994 include the following components:

                                      1996          1995            1994
                                      ----          ----            ----
Service cost -
 benefits earned during
 the current period                 $28,568        $23,285         $114,022

Interest cost on projected
 benefit obligation                  87,520         80,214           76,914

Actual return on plan assets        (36,716)       (28,727)         (26,404)

Net amortization and deferral         4,178         (1,687)          17,914
                                    -------        -------          -------
   Net pension cost                 $83,550        $73,085         $182,446
                                    -------        -------          -------
                                    -------        -------          -------
     For all periods presented, the weighted average discount rate was 8.5% and rate of increase in future compensation levels was 3% used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets is 8.5%.

     The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet as of February 28, 1996 and 1995:

                                                     1996             1995
                                                  ----------       ----------

Actuarial present value of
 benefit obligations:
     Vested benefit obligation                    $1,057,085         $961,283
                                                  ----------       ----------
                                                  ----------       ----------
     Accumulated benefit obligation               $1,088,755         $990,217
                                                  ----------       ----------
                                                  ----------       ----------

     Projected benefit obligation                 $1,145,738       $1,047,191

Plan assets at fair value                            759,630          615,062
                                                  ----------       ----------
Unfunded obligation                                  386,108          432,129

Unamortized net transition obligation               (126,458)        (140,967)

Unrecognized net (gain) loss                          (4,408)          39,385

Adjustment required to recognize
 minimum liability                                    74,000           45,000
                                                  ----------       ----------

Accrued pension cost                                $329,242         $375,547
                                                  ----------       ----------
                                                  ----------       ----------

     The Company had an additional minimum liability and an offsetting intangible asset of $74,000 and $45,000 at February 28, 1996 and 1995, respectively.

     EMPLOYEE STOCK OWNERSHIP PLAN

     During 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP") that covers substantially all employees. Effective March 1, 1994, the Company adopted the provisions of Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). The following table presents the number of shares of common stock, which were unregistered at the time and subsequently registered (except for the 250,000 shares purchased in Fiscal
1996), the ESOP purchased from the Company, at prices which represented 70% of the NASDAQ closing prices at the date of purchase:


            Purchased in              # Shares            Purchase
             Fiscal Year             Purchased              Price
            --------------           ---------           -----------

            1996                       288,500           $ 1,092,219
            1995                         -                    -
            1994                         -                    -
            1993 and prior           3,500,000            13,370,000
                                     ---------           -----------
                                     3,788,500           $14,462,219
                                     ---------           -----------
                                     ---------           -----------

     Management believes the valuation represented the fair market value of the unregistered shares on those dates.

     The Company contributed approximately $413,000, $373,000 and $320,000 to the ESOP during Fiscal 1996, 1995 and 1994, respectively. The Company makes annual contributions to the ESOP as determined by the Board of Directors and subject to certain limitations dictated by tax regulations.

     To purchase the shares from the Company, the ESOP borrowed funds from the Company. Repayment of these loans has been and is expected from employer contributions, borrowing by the ESOP from third parties, and by sale of unreleased ESOP shares to third parties. The Company has recorded all amounts loaned to the ESOP as deferred compensation, a contra-equity account, and has included the third party loans to the ESOP in other long-term liabilities. Certain of the unreleased ESOP shares are used as collateral for a third party loan to the ESOP.

     During the quarter ended August 31, 1993, the ESOP borrowed $1,150,000 from third parties. These funds, along with an additional $12,537,000 generated through February 28, 1996 by the sale of the

Company's stock owned by the ESOP, were used to repay the demand purchase money loans due to the Company. The $1,150,000 initially borrowed by the ESOP was included in other long-term liabilities and as deferred compensation, a contra-equity account, and had a balance of approximately $561,000 at February 28, 1996 and 1995 as a result of repayments by the ESOP. The ESOP incurred interest expense of approximately $65,000 and $48,500, respectively related to these loans during Fiscal 1996 and 1995.

     ESOP shares are released and allocated to participant accounts based upon Company contributions and certain payments made to reduce ESOP debt to the Company. The Company reports compensation expense as shares are committed to be released equal to the current market price of the shares, and the shares then become outstanding for earnings-per-share ("EPS") computations.

     A summary of the ESOP shares as of February 28, 1996 and 1995 is as follows:

                                                1996           1995
                                             ----------     ----------
     Allocated shares                           355,777        285,731
     Shares released for allocation             195,872        125,842
     Unreleased shares                        1,000,348      1,563,927
                                             ----------     ----------
                                              1,551,997      1,975,500
                                             ----------     ----------
                                             ----------     ----------

     Fair value of unreleased shares
        at February 28, 1996 and 1995        $9,893,981     $9,383,562
                                             ----------     ----------
                                             ----------     ----------

     Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the EPS computation. Accordingly, for the years ended February 28, 1996 and 1995, 1,035,363 and 1,604,666 shares, respectively, were no longer considered outstanding. The effect of adopting SOP 93-6 increased income per share by $.03 for the year ended February 28, 1996, and resulted in no effect on the income per share for the year ended February 28, 1995.

11.  INCOME TAXES

     The provision (benefit) for income taxes for each of the three years ended February 28, 1996 are as follows:

                                            1996           1995         1994
                                         ---------       --------     --------

Current:
 Federal                                   $75,000       $ 11,000     $ 13,000
 State and local                            46,000        159,000      117,000
                                         ---------       --------     --------
                                           121,000        170,000      130,000
                                         ---------       --------     --------
Deferred:
 Federal                                  (399,000)             -            -
 State and local                          (285,000)             -            -
                                         ---------       --------     --------
                                          (684,000)             0            0
                                         ---------       --------     --------
Tax benefits allocated directly to
 paid-in capital:
 Federal                                   275,000              -            -
 State and local                           738,000              -            0
                                         ---------       --------     --------
                                         1,013,000              0            0
                                         ---------       --------     --------

Provision                                 $450,000       $170,000     $130,000
                                         ---------       --------     --------
                                         ---------       --------     --------

     During the year ended February 28, 1996, income tax expense was reduced by approximately $1,768,000 resulting from the benefit of utilizing net operating loss carryforwards.

     Through the fiscal year ended September 30, 1994, the Company filed its tax returns based on a September year-end. On July 18, 1995, the Internal Revenue Service granted the Company permission to file its tax returns on a February year-end, effective February 28, 1995. At February 28, 1996, the Company has the following net operating loss carryforwards for federal income tax purposes:

          Year of Expiration               Amount
          ------------------            ----------
          September 30, 2005            $  917,000
          September 30, 2007             5,663,000
          September 30, 2009               154,000
                                        ----------
                                        $6,734,000
                                        ----------
                                        ----------

     At February 28, 1996, the Company also has alternative minimum tax net operating loss carryforwards totaling $2,976,000 ($2,827,000 expiring after September 30, 2007 and $149,000 expiring after September 30, 2009). The difference between these loss carryforward amounts is attributable to adjustments required in the alternative minimum tax computation.

     Internal Revenue Code Section 382 places a limitation on the utilization of carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of carryforwards, for tax purposes, would be limited annually to a percentage, approximately 5.5%, of the fair market value of the Company at the time of such change.

     The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

                                       Year           Year            Year
                                       Ended          Ended          Ended
                                   February 28,   February 28,    February 28,
                                       1996           1995            1994
                                   ------------   ------------    ------------

Amount computed using the
 statutory rate                   $ 1,646,000        $147,000       $ (97,000)

Increase (reduction) in taxes
 resulting from:
 Increase (utilization) of
 federal loss carryforwards        (1,391,000)        (78,000)        605,000

Reduction in valuation
 allowance for loss
 carryforwards                       (684,000)             -              -

Imputed interest income on
  loans                               171,000         148,000         125,000

Nondeductible expenses                194,000          42,000          31,000

Foreign losses                        325,000         291,000         117,000

Litigation settlement                 169,000        (194,000)            -

Valuation allowances on other
  temporary differences              (383,000)       (303,000)       (731,000)

State and local taxes, net
  of federal tax benefit
  and state loss carryforwards        329,000         105,000          76,000

Alternative minimum tax                75,000          11,000             -

Other                                  (1,000)          1,000           4,000
                                   ------------   ------------    ------------
                                     $450,000        $170,000        $130,000
                                   ------------   ------------    ------------
                                   ------------   ------------    ------------

     The components of the deferred tax asset as of February 28, 1996 and 1995 were as follows:

                                        February 28,   February 28,
                                           1996           1995
                                        ------------   ------------
     Loss carryforwards                 $4,119,000     $5,887,000
     Credit carryovers                     289,000        172,000
     Development fees                            -        125,000
     Accrued expenses                       96,000        512,000
     Other                                  13,000        256,000
                                        ----------     ----------
                                        $4,517,000     $6,952,000
     Less:  Valuation allowance         (3,833,000)    (6,952,000)
                                        ----------     ----------
     Net deferred tax asset             $  684,000     $        0
                                        ----------     ----------
                                        ----------     ----------

     During the year ended February 28, 1996, the reduction in the valuation allowance of $3,119,000 was the result of current utilization of net operating losses of approximately $1,768,000, current utilization of other deferred tax assets and other adjustments of approximately $667,000, and recognition of deferred tax assets of approximately $684,000, based on the Company's expectation of future taxable income.

     The deferred tax asset and corresponding valuation allowance relating to net operating loss carryforwards of $4,119,000 include tax benefits of $900,000 relating to stock options and warrants that will be allocated directly to paid-in capital in the year they are realized.

     The Company paid income taxes for:
          Year ended February 28, 1996  $ 298,000
          Year ended February 28, 1995  $ 110,000
          Year ended February 28, 1994  $ 291,000

12.  LEASE OBLIGATIONS

     Future minimum annual rental payments for real property, required under leases and having terms of more than one year at February 28, 1996, are as follows:
                                              Operating
                                                Leases
                                             ----------
                    1997                     $  549,000
                    1998                        436,000
                    1999                        440,000
                    2000                        487,000
                    2001                        493,000
                    Thereafter                1,238,000
                                             ----------
Total minimum lease payments                 $3,643,000
                                             ----------
                                             ----------

     In July 1990, in connection with a lease for office space, the Company received from the prior tenant a rent subsidy equal to the difference between the market rate for the premises and the rental provided for in the lease. This subsidy, which totaled $625,000, was paid to the Company in April 1991 and was being amortized over the life of the lease as a monthly reduction to rent expense. At February 28, 1995, the unamortized balance was $126,000. In May 1995, the lease was restructured and the remaining unamortized balance of $72,000 was recognized. The restructuring of the lease extended the life to 2003 at a reduced expense, and added another 2,500 square feet of office space.

     Total rent expense for operating leases was approximately $623,000 in Fiscal 1996, $419,000 in Fiscal 1995 and $462,000 in Fiscal 1994.

13.  RELATED PARTY TRANSACTIONS


     In Fiscal 1993, the Company loaned Mr. Whiteman $100,000, which is outstanding at February 28, 1996 and is payable on demand, and earns interest at prime. In each of Fiscal 1996, 1995 and 1994, the Company paid Mr. Whiteman $24,000 for consulting services. In Fiscal 1995, the Company issued 40,000 shares of common stock, valued at $87,500, 70% of the fair market value on the date of issue, to Mr. Whiteman for consulting services.

     In Fiscal 1996, the Company paid Mr. Weinstein $18,000 for consulting services and granted warrants to purchase 20,000 shares of the Company's common stock at $5.44 per share.

     As discussed in Note 5, WCTP contracted with the Company to procure, construct, design and place in operation a cogeneration facility. The Company's Chairman and Chief Financial Officer are shareholders of the general partner of WCTP. The general partner has a 25% interest in WCTP and receives a general partner's fee of 1% of WCTP revenues and an administrative services payment of 4% of WCTP revenues. The limited partners are not related parties to the Company. The general partner may have the potential for substantial future distributions from WCTP.

     Mr. Beningson is President and a major stockholder of RRR'S Ventures Ltd. ("RRR'S"), which is a 25% general partner of WCTP, general partner of RVA, and a 10% general partner of YCP. In Fiscal 1996, RVA received $500,000 which was the minority portion of the income of B-41LP. In Fiscal 1993, RVA received a distribution of $2,000,000 from B-41LP, which is expected to be charged against capital, concurrent with future allocations of income. At February 28, 1993, there was $212,500 due to RRR'S as a result of expenses paid by RRR'S on behalf of the Company, and there was an additional $280,000 due to RRR'S by YCP for general partner's and administrative fees pursuant to the YCP limited partnership agreement. Through Fiscal 1995, these amounts, along with additional general partner's and administrative fees, were offset against the $673,500 included in Notes receivable - sale of common stock (see Note 9), reducing the amount due from RRR'S to $0.

     At February 28, 1994, the Company forgave an advance to the Chief Financial Officer of $147,555, which had been disbursed in Fiscal 1990. Such forgiveness was reflected as compensation expense in Fiscal 1994.

     Mr. Beningson is president and sole shareholder of North American Energy Conservation, Inc. ("NAEC"). The Company has an agreement with NAEC which provides for the Company to be reimbursed for all costs associated with its activities related to NAEC and the Company will receive a fee to be mutually agreed upon based on level of activity. At February 28, 1996, NAEC was indebted to the Company for approximately $600,000 related to various costs. This was fully paid in April 1996. In Fiscal 1996 and 1995, the Company recognized $1,200,000 each year as reimbursement of costs, and power brokerage fees of $675,000 and $250,000, respectively.

14.  SALE OF YORK SERVICES CORPORATION

     On January 31, 1990, the Company sold 90% of its interest in York Services Corporation ("York Services"), its environmental consulting business, in exchange for a maximum of $600,000 to be paid over the following five years. At February 28, 1995, the receivable for the sale of York Services was $144,000, and was included in Other current assets.

     During the five months ended February 28, 1991, the Company loaned $100,000 to York Services. At February 28, 1995, the loan receivable was $26,000, including interest, and was included in Other current assets. On April 3, 1995, the Company received $170,000 from York Services as full payment for all amounts receivable.

15.  LITIGATION

     The Company, while denying any liability, and in the opinion of management, in order to avoid a protracted and costly litigation, settled in May 1993 a class action lawsuit which shareholders brought against the Company and certain directors and officers of York. Pursuant to the terms of the settlement, in March 1995 the Company issued to the members of the class warrants to purchase 600,000 shares of its common stock at $8.00 ("Class A Warrants") per share and warrants to purchase 180,000 shares of its common stock at $6.15 ("Class B Warrants") per share (collectively the "Warrants").
The Class A Warrants expired on November 1, 1995. When the Class A Warrants expired, the holders of such warrants became entitled to and did surrender them for $6.9 million drawn under a letter of credit which had been posted on February 16, 1995 by Edison Mission Energy, which is recourse only to future distributions from BNYLP, if any. The Class B Warrants remain outstanding except that at February 28, 1996, 7,511 Class B Warrants had been exercised. Under the terms of the settlement other principal provisions of the Warrants include the following:

(i) The Company has the right to redeem the Class B Warrants in whole or in part for $11.50 per Warrant.

(ii) The Company has the right to reduce the Class B Warrant exercise price in its discretion (the "adjusted exercise price").

(iii) Unless the Class B Warrants have previously been redeemed or accelerated the warrants may be exchanged by the holders thereof on the Expiration Date, which has been extended, for $11.50 in cash per warrant (the "Surrender Price").

(iv) All unexpired Class B Warrants may no longer be exchanged for the Surrender Price if the closing price of the Company's stock on NASDAQ shall have equaled or exceeded the exercise price or adjusted exercise price of the Warrants plus $11.50 on at least seventy-five of ninety consecutive trading days at any time prior to the Expiration Date.

(v) The Surrender Price of the Class B Warrants is collateralized by a 35% limited partnership interest in BNYLP held by B-41LP. This limited partnership interest will be released when it is replaced by a letter of credit or if the event described in (iv) above occurs.

(vi) On March 18, 1996, the Company agreed with counsel for the Class Action litigants to issue up to 180,000 new Warrants to holders of Class B Warrants as consideration for an extension until December 31, 1996 of the obligation of B-41LP to provide a letter of credit to secure the Surrender Price of the remaining Class B Warrants. The agreement is subject to Court approval. When issued, the new warrants will have a term of two years, an exercise price of $6.48 per share and will not have any provisions for surrender or collateral.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


YORK RESEARCH CORPORATION
     (Registrant)



/s/ Robert M. Beningson                 /s/ Michael Trachtenberg
- -----------------------                 ------------------------
Robert M. Beningson                     Michael Trachtenberg
President, Chief Executive Officer      Executive Vice President;
Chairman of the Board                   Chief Financial and Accounting
April 30, 1996                          Officer; Secretary
                                        April 30, 1996



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Robert M. Beningson
- -----------------------
Robert M. Beningson
Director
April 30, 1996


/s/ H. Clifton Whiteman
- -----------------------
H. Clifton Whiteman
Director
April 30, 1996


/s/ Stanley Weinstein
- -----------------------
Stanley Weinstein
Director
April 30, 1996