Form 10-Q
period 1996-05-31
YORK RESEARCH CORP
filed 1996-07-01
CIK 108976

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    ______________

                                      FORM 10-Q

          (Mark One)
           ___
          | X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended            May 31, 1996
                                        -----------------------------------

                                          OR
           ___
          |___| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from________________ to________________

                           Commission file number   0-72
                                                  --------

                              York Research Corporation
          -----------------------------------------------------------------
                       (Exact name of registrant as specified)

                    Delaware                           06-0608633
          -----------------------------------------------------------------
          (State or other jurisdiction of         (I.R.S. Employer
          of incorporation or organization)   Identification No.)

          280 Park Avenue, Suite 2700 West,  New York, New York   10017
          -----------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 13,462,857.
                                 ----------

                                  YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS



                                                                                May 31,          February 28,
                                                                                 1996                1996
                                                                              ------------      ------------
                                                                              (Unaudited)             *

ASSETS
Current Assets:
        Cash                                                                  $5,462,487         $5,530,190
        Service and other receivables - WCTP                                   1,393,958          1,696,583
        Engineering and other service receivables - BNYLP                      2,673,912            137,915
        Other receivables-NAEC                                                   300,000            600,000
        Due from AWH                                                              41,721                 --
        Deferred tax asset                                                       684,000            684,000
	Other current assets (including advances to employees and
            directors of $61,200 and $32,775, respectively)                      262,163            204,728
                                                                              ----------         ----------
                  Total current assets                                        10,818,241          8,853,416

Property, plant and equipment, net                                               397,329            353,755
Construction in progress - WCTP                                               24,987,860         24,726,114
Long-term note receivable - WCTP                                              20,682,000         20,682,000
Other long-term receivables - WCTP                                             1,529,978          1,529,978
Advances to minority partner                                                   2,000,000          2,000,000
Payment in lieu of performance bond - WCTP                                       500,000            500,000
Other assets (including advances to an employee and  a director
   of $628,767 and $627,267, respectively)                                       972,067            979,094
Excess of investment over net assets acquired, net                               367,469            377,312
                                                                             -----------        -----------
                  Total assets                                               $62,254,944        $60,001,669
                                                                             ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts and notes payable                                            $1,029,736         $1,209,978
        Accrued expenses                                                       1,479,872          1,443,149
        Accrued income taxes                                                     467,877            144,342
                                                                             -----------        -----------
                  Total current liabilities                                    2,977,485          2,797,469

Due to SBCC                                                                   20,232,000         20,232,000
Other long-term liabilities                                                      679,722            684,833
Deferred revenue and other credits                                             3,460,000          3,460,000
                                                                            ------------        -----------
                  Total  liabilities                                          27,349,207         27,174,302

Commitments and contingencies


Stockholders' equity
	 Common stock, Class A, $.01 par value; authorized 10,000,000
            shares; none issued                                                                          --
	Common stock, $.01 par value; authorized 50,000,000 shares; issued
            13,509,981 and 13,329,778 shares, respectively                       135,100            133,298
        Additional paid-in capital                                            54,930,409         54,230,850
        Accumulated (deficit)                                                (10,545,639)       (11,905,661)
                                                                            ------------        ------------
                                                                              44,519,870         42,458,487
	Less:
        Treasury stock, at cost (47,124 shares)                                 (706,401)          (706,401)
        Notes receivable - sale of common stock                               (7,570,937)        (7,539,787)
        Deferred compensation - ESOP                                          (1,336,795)        (1,384,932)
                                                                            -------------       ------------
                  Total stockholders' equity                                  34,905,737         32,827,367
                  Total liabilities and stockholders' equity                -------------       -------------
				                                             $62,254,944        $60,001,669
                                                                            =============       ============


                * Derived from audited financial statements as of February
                  28, 1996

           The accompanying notes are an integral part of these financial statements.

                    YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           (Unaudited)
                                                          For the Three
                                                       Months Ended May 31,
                                                    -------------------------
                                                      1996             1995
Revenues:                                           --------------------------

        Services                                   $4,024,766       $1,047,599
        Development and other fees                          0        1,625,016
                                                    ---------        ---------
           Total revenues                           4,024,766        2,672,615
                                                    ---------        ---------
Costs and expenses:
        Cost of services                            1,496,749        1,025,756
        Selling, general and administrative         1,565,256        1,612,393
        Interest and other (income) expense          (757,261)        (605,762)
                                                    ---------        ---------
            Total costs and expenses                2,304,744        2,032,387
                                                    ---------        ---------
Income before income taxes                          1,720,022          640,228

Provision for income taxes                            360,000           50,000
                                                    ---------        ---------
Net income                                         $1,360,022         $590,228
                                                    =========        =========




Net income  per common share - primary:                 $0.10            $0.05
                                                    =========        =========

Net income per common share - fully diluted:            $0.09            $0.05
                                                    =========        =========
Weighted average number of common shares and
        common share equivalents:                  15,356,194       12,146,225
                                                   ==========       ==========





    The accompanying notes are an integral part of these financial statements.


                         YORK RESEARCH CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MAY 31,


                                                                            1996          1995
                                                                       ---------------------------
                                                                                (Unaudited)
OPERATING ACTIVITIES:
Net income from operations                                               $1,360,022      $590,228
Adjustments to reconcile net income  from operations to
   net cash generated by (used in) operating activities:
        Depreciation and amortization                                        22,656        41,905
        Amortization of deferred credits                                         --      (226,992)
        ESOP contribution                                                   111,707        96,296
	Changes in operating assets and liabilities:
           Increase in service receivables                               (2,233,372)     (161,102
           Increase in construction in progress                            (254,719)   (1,303,317)
	   Net increase (decrease) in notes receivable, other current
              assets, and other assets                                      200,844      (287,519)
	   Net decrease in accounts payable, accrued
              expenses and long-term liabilities                           (143,982)     (152,804)
           Increase  in accrued taxes                                       323,535           859
                                                                         ----------     ---------
        NET CASH USED IN OPERATING ACTIVITIES                              (613,309)   (1,402,446)
                                                                         ----------     ---------
INVESTING ACTIVITIES:
        Purchase of machinery and equipment                                 (56,387)      (37,599)
                                                                         ----------     ---------
        NET CASH USED IN INVESTING ACTIVITIES                               (56,387)      (37,599)
                                                                         ----------     ---------
FINANCING ACTIVITIES:
        Amounts received from ESOP                                               --       920,000
        Payments on capital leases                                           (4,648)       (3,680)
        Proceeds from exercise of stock options and warrants                606,641       518,850
                                                                         ----------     ---------
        NET CASH GENERATED BY FINANCING ACTIVITIES                          601,993     1,435,170
                                                                         ----------     ---------
DECREASE IN CASH                                                            (67,703)       (4,875)

CASH AT BEGINNING OF PERIOD                                               5,530,190     1,767,495
                                                                         ----------     ---------

CASH AT END OF PERIOD                                                    $5,462,487    $1,762,620
                                                                         ==========    ===========






   The accompanying notes are an integral part of these financial statements.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------
        (1)  General
             -------

             In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at May 31, 1996 and results of operations and cash flows for the three months ended May 31, 1996 and 1995.

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

        (2)  Per Share Data
             --------------

             Per share data is based on the weighted average number of common shares and common share equivalents (warrants and options) outstanding during the quarter, calculated using the modified treasury stock method for the quarter ended May 31, 1996, and the treasury stock method for the quarter ended May 31, 1995.

                                               Three Months Ended
                                               ------------------

                                             May 31, 1996  May 31, 1995
                                             ------------  ------------

        Weighted average number
          of shares outstanding                13,309,591  12,653,728

        Average of unreleased ESOP shares        (985,479) (1,370,607)

        Dilution (warrants and options)         3,032,082     863,104
                                               -----------  ----------

        Weighted average number of common
           share and common
           share equivalents                   15,356,194  12,146,225
                                              ===========  ==========


       (3)   Certain Warrants
             ----------------


             The Company, while denying any liability, and in the opinion of management, in order to avoid a protracted and costly litigation, settled in May 1993 a class action lawsuit which shareholders brought against the Company and certain directors and officers of York. Pursuant to the terms of the settlement, in March 1995, the Company issued to the members of the class warrants to purchase 600,000 shares of its common stock at $8.00 ("Class A Warrants") per share and warrants to purchase 180,000 shares of its common stock at $6.15 ("Class B Warrants") per share (collectively the "Warrants"). The Class A Warrants expired on November 1, 1995. When the

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


        Class A Warrants expired, the holders of such warrants became entitled to and did surrender them for $6.9 million drawn under a letter of credit which had been posted on February 16, 1995 by Edison Mission Energy, which is recourse only to future distributions from BNYLP, if any. The Class B Warrants remain outstanding except that at May
        31, 1996, 7,514 Class B Warrants had been exercised. Under the terms of the settlement other principal provisions of the Warrants include the following:

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

        (v) The Surrender Price of the Class B Warrants is collateralized by a 35% limited partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP") held by B-41 Associates, L.P. This limited partnership interest will be released when it is replaced by a letter of credit or if the event described in (iv) above occurs. When the new warrants referred to in (vi) below are issued, the collateral will be reduced to a 17 1/2% limited partnership interest.

        (vi) On March 18, 1996, the Company agreed with counsel for the Class Action litigants to issue up to 180,000 new Warrants to holders of Class B Warrants as consideration for an extension until December 31, 1996 of the obligation of B-41LP to provide a letter of credit (in an amount up to $1,984,000) to secure the Surrender Price of the remaining Class B Warrants. Court approval of the agreement was given on June 4, 1996. The new warrants will be issued when the shares for which they are exercisable have been registered and listed. When issued, the new warrants will have a term of two years, an exercise price of $6.50 per share and will not have any provisions for surrender or collateral.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
                    ----------------------------------------------


       Liquidity and Capital Resources
       -------------------------------

             Brooklyn Navy Yard Project
             --------------------------

             Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), a joint venture, was formed on October 19, 1992. BNYLP is owned and controlled equally by a subsidiary of Edison Mission Energy ("Mission"), which is a wholly owned subsidiary of SCE Corp., and a limited partnership, B-41 Associates, L.P.("B-41LP"), in which the Company is a majority partner.

             The Company and Mission previously estimated the total capital costs of the Brooklyn Navy Yard ("BNY") Facility, when completed, to be approximately $420,000,000. Due to an expansion of the construction scope and the resulting delays, it is likely that this estimate will be exceeded by approximately 10% to 15%, including capitalized interest during construction. On December 22, 1995, the New York City Industrial Development Agency (the "IDA") issued $253,925,700 of Industrial Development Revenue Bonds for the purpose of financing certain costs incurred through that date in constructing and developing the BNY Facility. These bonds are recourse to a letter of credit ("LOC") in like amounts arranged by Mission, which LOC is in turn supported by a Mission guarantee. BNYLP has agreed to reimburse Mission if the guarantee is called, out of future cash flow as and if available. The proceeds of this bond sale were used to reimburse Mission for a portion of its construction loans and to reimburse the Company for engineering and other costs that had been expensed in prior periods and for services that have been performed by the Company.

             In March, 1996, the project delivered initial test quantities of power to Con Edison, equivalent to existing contract capacity. Construction is still in progress and it is likely that the portion of construction not funded by the IDA Bonds will be complete prior to the receipt of additional third party financing. As a result, Mission is likely to fund all remaining construction costs, or to be required to provide additional guarantees to secure project financing. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

             Pursuant to the provisions of the partnership agreement, Mission retains the right, because it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that controls the day to day operations of BNYLP. Mission has informed B-41LP that they have incurred gross costs in excess of $378,000,000 through May 31, 1996 for this project. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
                    ----------------------------------------------


        Like other large projects of this nature, the BNY cogeneration project is subject to various risks. There can be no assurance that the facility, when completed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls.


             Warbasse Project
             ----------------

             In September 1994, the Company resumed full operations of the Warbasse facility, and since that date has supplied, on a continuous basis, all the electric and thermal needs of the host, Amalgamated Warbasse Houses, Inc. ("AWH"), and is supplying up to the full capacity requirements of its electric power contract with Consolidated Edison Company of New York, Inc., when dispatched.

             The Company is in the final stages of completing the Warbasse project, and expects to spend up to $1,000,000 during the next year, on certain remaining items.


             General
             -------

             Cash used in operating activities during the three months ended May 31, 1996 was approximately $613,000, as compared to approximately $1,402,000 used during the three months ended May 31, 1995. During the current period, net income from operations provided approximately $1,360,000, but this was offset by an increase in service receivables of approximately $2,233,000. During the quarter ended May 31, 1995, the majority of cash used in operating activities was spent on construction in progress, approximately $1,303,000.

             During the three months ended May 31, 1996, cash generated by financing activities was approximately $602,000, as compared to approximately $1,435,000 during the three months ended May 31, 1995. During the current period, the cash was generated by the exercise of stock options and warrants. During the three months ended May 31, 1995, approximately $519,000 was provided by the exercise of stock options and warrants, and $920,000 was received from the York Research Corp. Employee Stock Ownership Plan in repayment of demand purchase money loans.

             In the three months ended May 31, 1996, the Company's Canadian subsidiary, York Research Canada Inc., incurred approximately $339,000 of selling, general and administrative expenses and expenses incurred in developing new wind energy projects.

             The Company has signed an agreement with NAEC which provides for the Company to be reimbursed for all costs associated with its activities related to NAEC, a company owned by the Company's Chairman, and the Company

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
                    ----------------------------------------------


       will receive power brokerage fees to be mutually agreed upon based on level of activity. The Company recognized $300,000 as a reimbursement of costs during the three months ended May 31, 1996.

          The Company has no significant capital commitments, other than the completion of construction of the Warbasse facility.


       Results of Operations
       ---------------------

             Total revenues increased approximately $1,352,000 when comparing the three months ended May 31, 1996 to the corresponding period in 1995. Engineering and other services-BNYLP increased approximately $2,510,000 for the three months ended May 31, 1996. This was principally due to the recognition in the quarter ended May 31, 1996 of an agreement with BNYLP to reimburse B-41LP $2,500,000 for certain engineering and other costs that had been expensed in prior periods. Service revenues-WCTP rose approximately $466,000 as a result of increased billings due to elevated fuel costs, additional purchases of supplies, spare parts, etc., and increased overhead allocations. Development fees-BNYLP revenues decreased approximately $1,200,000, as a result of a $1,000,000 development fee paid in the three months ended May 31, 1995, by Mission to B-41LP to, among other things, compensate B-41LP for certain services rendered, and a decrease of approximately $200,000 due to the conclusion, in December, 1994, of certain monthly development fees. Power brokerage fees from NAEC decreased $425,000 since none were earned in the current period.

             Cost of services to WCTP, which include fuel and other operations and maintenance costs, during the three months ended May 31, 1996, increased approximately $460,000, compared to the three months ended May 31, 1995, commensurate with Services - WCTP revenues.

             Selling, general and administrative expenses decreased approximately $47,000 when comparing the three months ended May 31, 1996 to May 31, 1995. Professional fees were reduced by approximately $87,000. Overhead allocated to cost of services increased by approximately $138,000. These reductions were offset by an increase in expenses related to the Canadian subsidiary of approximately
        $85,000, principally related to new project development, and additional expense of approximately $86,000 related to public company and corporate communications expense.

             Interest and other income increased approximately $151,000 when comparing the quarter ended May 31, 1996 to the quarter ended May 31, 1995. This was due mainly to the receipt of $150,000 from AWH, recognized as other income, in payment of certain amounts due to Cogeneration Technologies, Inc., which were deferred in prior years.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                    PART II
                                    -------

ITEM  1.   Legal Proceedings


           None


ITEM  6.   Exhibits and Reports on Form 8-K


      (a)  Exhibits


           None


      (b) There were no reports on Form 8-K filed during the three months ended May 31, 1996.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES



                                   SIGNATURES
                                   ----------




Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









Dated: July __, 1996                            /s/ Robert M. Beningson
                                                ------------------------
                                                Robert M. Beningson
                                                Chairman of the Board and
                                                President





Dated: July __, 1996                            /s/ Michael Trachtenberg
                                                ------------------------
                                                Michael Trachtenberg
                                                Executive Vice President
                                                and Chief Financial and
                                                Accounting Officer