Form 10-Q
period 1996-08-31
YORK RESEARCH CORP
filed 1996-10-15
CIK 108976

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  -----------------

                                      FORM 10-Q

(MARK ONE)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         August 31, 1996
                               ----------------------------------
                                          OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from              to
                               ------------    -------------


                           Commission file number   0-72
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


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 557-6200
                                                   -----------------

--------------------------------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                       IF CHANGED SINCE LAST REPORT)

    Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 13,710,057.
----------

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                                                              August  31,        February 28,
                                                                                  1996                1996
                                                                             ------------              *
                                                                               (Unaudited)
ASSETS
Current Assets:
  Cash                                                                         $3,278,366          $5,530,190
  Service and other receivables - WCTP                                          6,450,192           1,696,583
  Engineering and other service receivables - BNYLP                             2,653,428             137,915
  Other receivables-NAEC                                                          319,649             600,000
  Deferred tax asset                                                              684,000             684,000
  Other current assets (including advances to employees and
    directors of $74,600 and $32,775, respectively)                               322,210             204,728
                                                                              ------------        ------------
        Total current assets                                                   13,707,845           8,853,416

Property, plant and equipment, net                                                417,137             353,755
Construction in progress - WCTP (Note 4)                                               --          24,726,114
Long-term note receivable - WCTP (Note 4)                                      49,490,535          22,711,978
Advances to minority partner                                                    2,000,000           2,000,000
Other assets (including advances to an employee and  a director
   of $605,267 and $627,267, respectively)                                        932,455             979,094
Excess of investment over net assets acquired, net                                357,626             377,312
                                                                              ------------        ------------
        Total assets                                                          $66,905,598         $60,001,669
                                                                              ------------        ------------
                                                                              ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts and notes payable                                                   $2,399,735          $1,209,978
  Accrued expenses                                                              1,705,304           1,443,149
  Accrued income taxes                                                            820,934             144,342
                                                                              ------------        ------------
        Total current liabilities                                               4,925,973           2,797,469

Due to SBCC                                                                    19,982,000          20,232,000
Other long-term liabilities                                                       675,877             684,833
Deferred revenue and other credits                                              3,460,000           3,460,000
                                                                              ------------        ------------
        Total  liabilities                                                     29,043,850          27,174,302

Commitments and contingencies


Stockholders' equity
  Common stock, Class A, $.01 par value; authorized 10,000,000
    shares; none issued                                                                --                  --
  Common stock, $.01 par value; authorized 50,000,000 shares; issued
    13,757,181 and 13,329,778 shares, respectively                                137,572             133,298
  Additional paid-in capital                                                   55,653,682          54,230,850
  Accumulated (deficit)                                                        (8,362,132)        (11,905,661)
                                                                              ------------        ------------
                                                                               47,429,122          42,458,487
  Less:
  Treasury stock, at cost (47,124 shares)                                        (706,401)           (706,401)
  Notes receivable - sale of common stock                                      (7,960,312)         (7,539,787)
  Deferred compensation - ESOP                                                   (900,661)         (1,384,932)
                                                                              ------------        ------------
        Total stockholders' equity                                             37,861,748          32,827,367
                                                                              ------------        ------------
        Total liabilities and stockholders' equity                            $66,905,598         $60,001,669
                                                                              ------------        ------------
                                                                              ------------        ------------





         * Derived from audited financial statements as of February 28, 1996
      The accompanying notes are an integral part of these financial statements.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     (Unaudited)                             (Unaudited)
                                                                     For the Six                            For the Three
                                                               Months Ended August 31,                  Months Ended August 31,
                                                           -------------------------------         -------------------------------
                                                              1996                1995                1996                1995
                                                           -----------         -----------         -----------         -----------
REVENUES:
  Services                                                 $5,571,081          $2,114,933          $1,546,315          $1,067,334
  Development and other fees                                3,650,000           3,941,688           3,650,000           2,316,672
                                                           -----------         -----------         -----------         -----------


    Total revenues                                          9,221,081           6,056,621           5,196,315           3,384,006
                                                           -----------         -----------         -----------         -----------

COSTS AND EXPENSES:
  Cost of services                                          3,006,090           2,085,318           1,509,341           1,059,561
  Selling, general and administrative                       3,246,799           3,195,846           1,681,545           1,583,453
  Interest and other (income) expense                      (1,595,337)         (1,210,864)           (838,078)           (605,102)
  Minority interest in consolidated partnership                    --             500,000                  --             500,000
                                                           -----------         -----------         -----------         -----------

    Total costs and expenses                                4,657,552           4,570,300           2,352,808           2,537,912

INCOME (LOSS) BEFORE INCOME TAXES                           4,563,529           1,486,321           2,843,507             846,094

Provision for income taxes                                  1,020,000             100,000             660,000              50,000
                                                           -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                          $3,543,529          $1,386,321          $2,183,507            $796,094
                                                           -----------         -----------         -----------         -----------
                                                           -----------         -----------         -----------         -----------



Net income per common share - primary:                          $0.24               $0.12               $0.14               $0.07
                                                           -----------         -----------         -----------         -----------
                                                           -----------         -----------         -----------         -----------

Net income per common share - fully diluted:                    $0.24               $0.12               $0.14               $0.07
                                                           -----------         -----------         -----------         -----------
                                                           -----------         -----------         -----------         -----------

Weighted average number of common shares and
  common share equivalents:                                15,431,067          14,671,738          15,451,851          14,741,158
                                                           -----------         -----------         -----------         -----------
                                                           -----------         -----------         -----------         -----------




      The accompanying notes are an integral part of these financial statements.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED AUGUST 31,




                                                                                  1996                1995
                                                                               -----------         -----------
                                                                                         (Unaudited)
OPERATING ACTIVITIES:
Net income from operations                                                     $3,543,529          $1,386,321
Adjustments to reconcile net income  from operations to
   net cash generated by (used in) operating activities:
    Depreciation and amortization                                                  64,022             184,085
    Amortization of deferred credits                                                   --            (392,633)
    ESOP contribution                                                             220,326             206,458
    Changes in operating assets and liabilities:
     Increase in service receivables                                           (7,269,122)           (448,343)
     Increase in construction in progress                                      (2,052,443)         (2,117,218)
     Net increase (decrease) in notes receivable, other current
      assets, and other assets                                                    209,508            (264,792)
     Net decrease in accounts payable, accrued
      expenses and long-term liabilities                                        1,196,803            (795,699)
     Increase (decrease) in accrued taxes                                         676,592             (20,514)
                                                                               -----------         -----------
    NET CASH USED IN OPERATING ACTIVITIES                                      (3,410,785)         (2,262,335)
                                                                               -----------         -----------

INVESTING ACTIVITIES:
    Purchase of machinery and equipment                                          (107,718)            (73,568)
                                                                               -----------         -----------
    NET CASH USED IN INVESTING ACTIVITIES                                        (107,718)            (73,568)
                                                                               -----------         -----------

FINANCING ACTIVITIES:
    Amounts received from ESOP                                                    400,000           1,374,000
    Payments on capital leases                                                     (3,847)             (8,569)
    Proceeds from exercise of stock options and warrants                          870,526             865,725
                                                                               -----------         -----------
    NET CASH GENERATED BY FINANCING ACTIVITIES                                  1,266,679           2,231,156
                                                                               -----------         -----------

DECREASE IN CASH                                                               (2,251,824)           (104,747)

CASH AT BEGINNING OF PERIOD                                                     5,530,190           1,767,495
                                                                               -----------         -----------

CASH AT END OF PERIOD                                                          $3,278,366          $1,662,748
                                                                               -----------         -----------
                                                                               -----------         -----------




      The accompanying notes are an integral part of these financial statements.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL

    In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at August 31, 1996 and results of operations for the six and three months ended August 31, 1996 and 1995, and cash flows for the six months ended August 31, 1996 and 1995.

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


    Any adjustments that have been made to the financial statements are of a normal recurring nature. Certain amounts in the February 28, 1996 balance sheet were reclassified to conform with the August 31, 1996 presentation.

(2) PER SHARE DATA

    Per share data is based on the weighted average number of common shares and common share equivalents (warrants and options) outstanding during the quarter, calculated using the modified treasury stock method.

                             Six Months Ended              Three Months Ended
                         --------------------------    -------------------------
                                 August 31,                     August 31,
                         --------------------------    -------------------------
                            1996           1995           1996          1995
                         -----------    -----------    -----------   -----------

Weighted average number
 of shares outstanding  13,425,010     12,740,384     13,671,170    12,801,484

Average of unreleased
 ESOP shares              (898,318)    (1,270,552)      (941,899)   (1,262,232)

Dilution (warrants
 and options)            2,904,375      3,201,906      2,722,580     3,201,906
                         -----------    -----------    -----------   -----------

Weighted average number
 of common share and
 common share
 equivalents            15,431,067     14,671,738     15,451,851    14,741,158
                         -----------    -----------    -----------   -----------
                         -----------    -----------    -----------   -----------

(3) CERTAIN WARRANTS

    The Company, while denying any liability, and in the opinion of management, in order to avoid a protracted and costly litigation, settled in May 1993 a class action lawsuit which shareholders brought against the Company and certain directors and officers of York. Pursuant to the terms of the settlement, in March 1995, the Company issued to the members of the class warrants to purchase 600,000 shares of its common stock at $8.00 ("Class A Warrants") per share and warrants to purchase 180,000 shares of its common stock at $6.15 ("Class B Warrants") per share (collectively the "Warrants"). The Class A Warrants expired on November 1, 1995. When the

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Class A Warrants expired, the holders of such warrants became entitled to and did surrender them for $6.9 million drawn under a letter of credit which had been posted on February 16, 1995 by Edison Mission Energy, which is recourse only to future distributions from BNYLP, if any. The Class B Warrants remain outstanding except that at August 31, 1996, 7,544 Class B Warrants had been exercised. Under the terms of the settlement other principal provisions of the Warrants include the following:


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

(v) The Surrender Price of the Class B Warrants was collateralized by a 35% limited partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP") held by B-41 Associates, L.P. This limited partnership interest will be released when it is replaced by a letter of credit or if the event described in (iv) above occurs. When the new warrants referred to in (vi) below were issued, the collateral was reduced to a 17 1/2% limited partnership interest.

(vi) On March 18, 1996, the Company agreed with counsel for the Class Action litigants to issue up to 180,000 new Warrants to holders of Class B Warrants as consideration for an extension until December 31, 1996 of the obligation of B-41LP to provide a letter of credit (in an amount up to $1,984,000) to secure the Surrender Price of the remaining Class B Warrants. Court approval of the agreement was given on June 4, 1996. 119,500 and 60,000 new warrants were issued on September 27, 1996 and October 4, 1996, respectively, and the shares issuable upon exercise of such warrants have been registered. The new warrants will have a term of two years, an exercise price of $6.50 per share and will not have any provisions for surrender or collateral.

(4) COMPLETION OF WARBASSE FACILITY

    On August 1, 1996, the Warbasse Facility was transferred by Cogeneration Technologies, Inc. ("CTI") to Warbasse-Cogeneration Technologies Partnership, Inc. ("WCTP"), in exchange for a Note Receivable

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of $28,808,535. The Note Receivable represents the total construction cost of the facility plus (1) the unpaid balance of approximately $1,530,000 in Other long-term receivables-WCTP, which relate to operation and maintenance services performed for WCTP in prior periods and (2) a $500,000 payment made to WCTP in lieu of a performance bond and (3) an accrual for the remaining construction tasks which generally relate to improving efficiency. Therefore, the caption Long-term note receivable-WCTP on the balance sheet consists of:

         B-41LP note         $20,682,000
         CTI note             28,808,535
                              -----------
                             $49,490,535
                              -----------
                              -----------

(5) SERVICES AGREEMENT

    In the quarter ended August 31, 1996, the Company recorded $3,650,000 of fees for services rendered through August 31, 1996 to WCTP and RV Associates L.P. ("RVA"), two partnerships of which RRR'S Ventures Ltd., a company controlled by the Company's chairman, is the general partner. This amount was included in Development and other fees. These fees were recorded pursuant to a services agreement between WCTP, RVA, CTI and York. The services include ongoing negotiations of consolidation agreements with Con Edison and Edison Mission Energy, aiding in resolving various contract issues concerning WCTP's and RVA's power purchase agreements with Con Edison, and various issues related to the progress of the Brooklyn Navy Yard Project.

    The $3,650,000 recorded in the quarter ended August 31, 1996 is payable in three installments through January 1997. $1,000,000 of this amount, representing the first installment, was received subsequent to August 31, 1996.


    The agreement calls for an additional $3,850,000 to be earned in the quarter ended November 30, 1996 with similar payment terms. The agreement further contains a provision for services to be rendered and a fee to be earned in the quarter ended February 28, 1997 based on the level of various activities.

(6) ACQUISITION OF NAEC

    On September 16, 1996, the Federal Energy Regulatory Commission issued an order authorizing the acquisition of an 85% equity interest in North American Energy Conservation Inc. by York. The legal and accounting details of the acquisition are being finalized and it is expected to be completed shortly.

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

    Pursuant to the provisions of the partnership agreement, Mission retains the right, because it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that controls the day to day operations of BNYLP. Mission has informed B-41LP that they have incurred gross costs in excess of $400,000,000 through August 31, 1996 for this project. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

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

    The Company has substantially completed the Warbasse project, and transferred the facility to Warbasse-Cogeneration Technologies Partnership L.P. on August 1, 1996. The Company expects to spend up to $1,700,000 during the next year, on certain remaining items which were accrued at the time of transfer.

    GENERAL

    Cash used in operating activities during the six months ended August 31, 1996 was approximately $3,411,000, as compared to approximately $2,262,000 used during the six months ended August 31, 1995. During the current period, net income from operations provided approximately $3,544,000, but this was offset by an increase in service receivables of approximately $7,269,000. During the six months ended August 31, 1995, the majority of cash used in operating activities was spent on construction in progress, approximately $2,117,000.

    During the six months ended August 31, 1996, cash generated by financing activities was approximately $1,267,000, as compared to approximately $2,231,000
during the six months ended August 31, 1995.   During the current period,
approximately $871,000 was generated by the exercise of stock options and warrants, and $400,000 was received from the York Research Corp. Employee Stock Ownership Plan ("ESOP") in repayment of demand purchase money loans. During the six months ended August 31, 1995, $866,000 was provided by the exercise of stock options and warrants, and $1,374,000 was received from the ESOP in repayment of demand purchase money loans.

    In the six and three months ended August 31, 1996, the Company's Canadian subsidiary, York Research Canada Inc., incurred approximately $567,000 and $228,000, respectively, of selling, general and administrative expenses and expenses incurred in developing new wind energy projects.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


    The Company has signed an agreement with NAEC which provides for the Company to be reimbursed for all costs associated with its activities related to NAEC, a company owned by the Company's Chairman. The Company recognized approximately $320,000 and $300,000 as a reimbursement of costs during the six and three months ended August 31, 1996. On September 16, 1996, NAEC received approval from the Federal Energy Regulatory Commission for the acquisition by York of 85% of the equity of NAEC. The acquisition is expected to be completed shortly.

    The Company has no significant capital commitments, other than the remaining items related to the Warbasse facility.

RESULTS OF OPERATIONS

    Total revenues increased approximately $3,164,000 and $1,812,000 when comparing the six and three months ended August 31, 1996 to the corresponding periods in 1995. Services revenues increased approximately $3,456,000 and $479,000 for the six and three months ended August 31, 1996, respectively. The increase in the six month period was principally due to the recognition in the quarter ended May 31, 1996 of an agreement with BNYLP to reimburse B-41LP $2,500,000 for certain engineering and other costs that had been expensed in prior periods. Service revenues rose approximately $900,000 and $434,000, respectively, for the six and three months ended August 31, 1996, as a result of increased billings to WCTP due to elevated fuel costs, additional purchases of supplies, spare parts, etc., and increased overhead allocations. Development and other fees decreased approximately $292,000 and increased approximately $1,333,000, respectively, as a result of the following: (1) $3,000,000 of development fees paid in the six months ended August 31, 1995 and $2,000,000 of development fees paid in the three months ended May 31, 1995, by Mission to B-41LP to, among other things, compensate B-41LP for certain services rendered caused decreases in the respective periods and (2) an increase of $3,650,000 in both periods for services rendered to WCTP and RVA (see Note 5) and (3) power brokerage fees from NAEC decreased $675,000 and $250,000, respectively, since none were earned in the current periods.

    Cost of services to WCTP, which include fuel and other operations and maintenance costs, during the six and three months ended August 31, 1996, increased approximately $921,000 and $450,000, respectively, compared to the six and three months ended August 31, 1995, commensurate with services revenues from WCTP.

    Selling, general and administrative expenses increased approximately
$51,000 and $98,000, respectively, when comparing the six and three months ended August 31, 1996 to August 31, 1995. Insurance costs decreased approximately $107,000 for the six and three months ended August 31, 1996, due to increased allocation of insurance to WCTP based on the level of activity. Engineering and other costs allocated to cost of services

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


increased by approximately $278,000 and $140,000, respectively, for the six and three month periods based upon service revenues generated. For the six month period, these reductions were offset by an increase in payroll and related expenses of approximately $427,000 due to additional personnel and increased salaries, an increase in expenses related to the Canadian subsidiary of approximately $98,000, principally related to new project development, and additional expense of approximately $42,000 related to public company and corporate communications expense. For the quarter ended August 31, 1996, the reductions were offset by an increase in payroll and related expenses of approximately $400,000.

    Interest and other income increased approximately $384,000 and $233,000, respectively, when comparing the six and three months ended August 31, 1996 to the same periods in 1995. This was due mainly to the receipt of $200,000 and $50,000, respectively, from AWH, recognized as other income, in payment of certain amounts due to Cogeneration Technologies, Inc., which were deferred in prior years. There was also an increase of approximately $182,000 in interest income during the six and three months ended August 31, 1996, as a result of the note receivable from WCTP related to the sale of the Warbasse facility.

    Income allocated to minority interest decreased $500,000 in both periods, since a minority portion of development fees was recognized during the quarter ended August 31, 1995 and none in 1996.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                       PART II


 ITEM  1.     Legal Proceedings

         None

ITEM  6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b) There were no reports on Form 8-K filed during the three months ended August 31, 1996.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES


                                      SIGNATURES



Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: October 10, 1996                /s/Robert M. Beningson
                                        -------------------------
                                       Robert M. Beningson
                                       Chairman of the Board and
                                       President




Dated: October 10, 1996                /s/ Michael Trachtenberg
                                        -------------------------
                                       Michael Trachtenberg
                                       Executive Vice President
                                       and Chief Financial and
                                       Accounting Officer