Form 10-Q
period 1996-11-30
YORK RESEARCH CORP
filed 1997-01-10
CIK 108976

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    ______________

                                      FORM 10-Q

(MARK ONE)
 ___
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         NOVEMBER 30, 1996
                              -----------------------------------
                                          OR
 ___
/___/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 14,083,578.
----------

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS




                                                                       November  30,   February 28,
                                                                          1996             1996
                                                                       (Unaudited)          *
                                                                       -------------   ------------
ASSETS
Current Assets:
    Cash                                                                 $12,391,255     $5,530,190
    Receivables (Note 7)                                                   9,051,644        2434498
    Deferred tax asset                                                       684,000        684,000
    Inventory                                                                755,982             --
    Other current assets (including advances to employees and
        directors of $148,100 and $32,775, respectively)                     351,664        204,728
                                                                         -----------    -----------
              Total current assets                                        23,234,545      8,853,416

Property, plant and equipment, net                                           418,298        353,755
Construction in progress - WCTP (Note 4)                                          --     24,726,114
Long-term note receivable - WCTP (Note 4)                                 49,490,535     22,711,978
Advances to minority partner                                               2,000,000      2,000,000
Other assets (including advances to an employee and  a director
   of $606,267 and $627,267, respectively)                                 1,862,750        979,094
Excess of investment over net assets acquired, net                           347,783        377,312
                                                                         -----------    -----------
              Total assets                                               $77,353,911    $60,001,669
                                                                         -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts and notes payable                                            $7,782,208     $1,209,978
    Accrued expenses                                                       1,190,980      1,443,149
    Accrued income taxes                                                   2,025,024        144,342
                                                                         -----------    -----------
              Total current liabilities                                   10,998,212      2,797,469

Due to SBCC                                                               19,982,000     20,232,000
Other long-term liabilities                                                  674,855        684,833
Deferred revenue and other credits                                         3,460,000      3,460,000
                                                                         -----------    -----------
              Total  liabilities                                          35,115,067     27,174,302

Commitments and contingencies

Minority interest in partnership                                             185,726             --

Stockholders' equity
     Common stock, Class A, $.01 par value; authorized 10,000,000
        shares; none issued                                                       --             --
    Common stock, $.01 par value; authorized 50,000,000 shares; issued
        14,130,702 and 13,329,778 shares, respectively                       141,307        133,298
    Additional paid-in capital                                            57,560,778     54,230,850
    Accumulated (deficit)                                                 (6,186,077)   (11,905,661)
                                                                         -----------    -----------
                                                                          51,516,008     42,458,487
    Less:
    Treasury stock, at cost (47,124 shares)                                 (706,401)      (706,401)
    Notes receivable - sale of common stock                               (7,960,312)    (7,539,787)
    Deferred compensation - ESOP                                            (796,177)    (1,384,932)
                                                                         -----------    -----------
              Total stockholders' equity                                  42,053,118     32,827,367
              Total liabilities and stockholders' equity                 $77,353,911    $60,001,669
                                                                         ===========    ===========


         * Derived from audited financial statements as of February 28, 1996

      The accompanying notes are an integral part of these financial statements.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS




                                                               (Unaudited)                 (Unaudited)
                                                               For the Nine               For the Three
                                                       Months Ended November30,      Months Ended November 30,
                                                     ---------------------------   ---------------------------
                                                          1996           1995           1996           1995
                                                     ------------   ------------   ------------   ------------
Revenues:
    Services (Note 5)                                $14,554,965     $5,797,463     $5,333,884     $3,682,530
    Energy sales                                       5,223,483             --      5,223,483             --
    Development and other fees                                --      3,941,688             --             --
                                                    ------------   ------------   ------------   ------------
       Total revenues                                 19,778,448      9,739,151     10,557,367      3,682,530
                                                    ------------   ------------   ------------   ------------
Costs and expenses:
    Cost of services                                   4,449,000      3,268,860      1,442,910      1,183,542
    Cost of energy                                     5,019,961             --      5,019,961             --
    Selling, general and administrative                5,079,499      4,599,640      1,832,704      1,403,792
    Interest and other (income) expense               (2,737,322)    (1,800,635)    (1,141,987)      (589,769)
    Minority interest in consolidated partnership        185,726        500,000        185,726             --
                                                    ------------   ------------   ------------   ------------
        Total costs and expenses                      11,996,864      6,567,865      7,339,314      1,997,565
                                                    ------------   ------------   ------------   ------------
Income before income taxes                               7781584        3171286        3218053        1684965

Provision for income taxes                             2,062,000        175,000      1,042,000         75,000
                                                    ------------   ------------   ------------   ------------
Net income                                            $5,719,584     $2,996,286     $2,176,053     $1,609,965
                                                    ============    ===========   ============   ============





Net income per common share - primary:                     $0.38          $0.24          $0.14          $0.12
                                                    ============    ===========   ============   ============
Net income per common share - fully diluted:               $0.37          $0.24          $0.14          $0.12
                                                    ============    ===========   ============   ============
Weighted average number of common shares and
    common share equivalents:                         15,470,050     15,842,686     15,559,756     16,190,220
                                                    ============    ===========   ============   ============


      The accompanying notes are an integral part of these financial statements

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED NOVEMBER 30,


                                                                       1996           1995
                                                                    -----------    -----------
                                                                             (Unaudited)
OPERATING ACTIVITIES:
Net income from operations                                           $5,719,584     $2,996,286
Adjustments to reconcile net income  from operations to
   net cash generated by (used in) operating activities:
    Depreciation and amortization                                       108,542        126,926
    Amortization of deferred credits                                         --       (392,633)
    ESOP contribution                                                   393,876        302,350
    Changes in operating assets and liabilities:
       Increase in receivables                                       (6,617,146)    (3,268,722)
       Increase in construction in progress                          (2,052,443)    (2,846,499)
       Net (increase) decrease in notes receivable, other current
          assets, and other assets                                   (1,786,574)        68,422
       Net increase (decrease) in accounts payable, accrued
          expenses and long-term liabilities                          6,256,896       (793,909)
       Increase (decrease) in accrued taxes                           1,880,682        (20,494)
                                                                    -----------    -----------
    NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES              3,903,417     (3,828,273)
                                                                    -----------    -----------
INVESTING ACTIVITIES:
    Purchase of machinery and equipment                                (143,556)      (144,239)
                                                                    -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES                              (143,556)      (144,239)
                                                                    -----------    -----------
FINANCING ACTIVITIES:
    Amounts received from ESOP                                          450,000        2949000
    Payments on capital leases                                          (11,086)        -13005
    Proceeds from exercise of stock options and warrants              2,662,290      1,091,608
                                                                    -----------    -----------
    NET CASH GENERATED BY FINANCING ACTIVITIES                        3,101,204      4,027,603
                                                                    -----------    -----------

INCREASE IN CASH                                                      6,861,065         55,091

CASH AT BEGINNING OF PERIOD                                           5,530,190      1,767,495
                                                                    -----------    -----------
CASH AT END OF PERIOD                                               $12,391,255     $1,822,586
                                                                    ===========    ===========


      The accompanying notes are an integral part of these financial statements.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

(1) GENERAL

    In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at November 30, 1996 and results of operations for the nine and three months ended November 30, 1996 and 1995, and cash flows for the nine months ended November 30, 1996 and 1995.

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

    Any adjustments that have been made to the financial statements are of a normal recurring nature. Certain amounts in the February 28, 1996 balance sheet were reclassified to conform with the November 30, 1996 presentation.

(2) PER SHARE DATA

    Per share data is based on the weighted average number of common shares and common share equivalents (warrants and options) outstanding during the nine months and the quarter, calculated using the modified treasury stock method.


                                      Nine Months Ended            Three Months Ended
                                  -------------------------     -------------------------
                                         November 30,                  November 30,
                                  -------------------------     -------------------------
                                     1996           1995           1996           1995
                                  ----------     ----------     ----------     ----------
Weighted average number of
  shares outstanding              13,617,366     12,791,346     13,883,078     12,895,203
Average of unreleased
  ESOP shares                       (939,094)      (881,271)      (889,904)      (862,896)
Dilution (warrants
  and options)                     2,791,778      3,932,611      2,566,582      4,157,913
                                  ----------     ----------     ----------     ----------
Weighted average number of common
 share and common share
 equivalents                      15,470,050     15,842,686     15,559,756     16,190,220
                                  ==========     ==========     ==========     ==========

(3) CERTAIN WARRANTS

    The Company, while denying any liability, and in the opinion of management, in order to avoid a protracted and costly litigation, settled in May 1993 a class action lawsuit which shareholders brought against the Company and certain directors and officers of York. Pursuant to the terms of the settlement, in March 1995, the Company issued to the members of the class warrants to purchase 600,000 shares of its common stock at $8.00 ("Class A Warrants") per share and warrants to purchase 180,000 shares of its common stock at $6.15 ("Class B Warrants") per share (collectively the

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

"Warrants"). The Class A Warrants expired on November 1, 1995. When the Class A Warrants expired, the holders of such warrants became entitled to and did surrender them for $6.9 million drawn under a letter of credit which had been posted on February 16, 1995 by Edison Mission Energy, which is recourse only to future distributions from BNYLP, if any. The Class B Warrants remain outstanding except that at November 30, 1996, 8,264 Class B Warrants had been exercised. Under the terms of the settlement other principal provisions of the Warrants include the following:

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

(vi) On March 18, 1996, the Company agreed with counsel for the Class Action litigants to issue up to 180,000 new Warrants to holders of Class B Warrants as consideration for an extension until December 31, 1996 of the obligation of B-41LP to provide a letter of credit (in an amount up to $1,984,000) to secure the Surrender Price of the remaining Class B Warrants. Court approval of the agreement was given on June 4, 1996. A further extension of time is presently under negotiation. 119,500 and 60,000 new warrants were issued on September 27, 1996 and October 4, 1996, respectively, and the shares issuable upon exercise of such warrants have been registered. The new warrants will have a term of two years, an exercise price of $6.50 per share and will not have any provisions for surrender or collateral.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

(4) COMPLETION OF WARBASSE FACILITY

    On August 1, 1996, the Warbasse Facility was transferred by Cogeneration Technologies, Inc. ("CTI") to Warbasse-Cogeneration Technologies Partnership, Inc. ("WCTP"), in exchange for a Note Receivable of $28,808,535. The Note Receivable represents the total construction cost of the facility plus (1) the unpaid balance of approximately $1,530,000 in Other long-term receivables-WCTP, which relate to operation and maintenance services performed for WCTP in prior periods and (2) a $500,000 payment made to WCTP in lieu of a performance bond and (3) an accrual for the remaining construction tasks which generally relate to improving efficiency. Therefore, the caption Long-term note receivable-WCTP on the balance sheet consists of:

         B-41LP note         $20,682,000
         CTI note             28,808,535
                             -----------
                             $49,490,535
                             ===========

(5) SERVICES AGREEMENT

    In the nine and three months November 30, 1996, the Company recorded $7,500,000 and $3,850,000, respectively, of fees for services rendered through November 30, 1996 to WCTP and RV Associates L.P. ("RVA"), two partnerships of which RRR'S Ventures Ltd., a company controlled by the Company's chairman, is the general partner. This amount was included in service revenues. These fees were recorded pursuant to a services agreement between WCTP, RVA, CTI and York. The services include ongoing negotiations of consolidation agreements with Con Edison and Edison Mission Energy, aiding in resolving various contract issues concerning WCTP's and RVA's power purchase agreements with Con Edison, and various issues related to the progress of the Brooklyn Navy Yard Project. The $7,500,000 recorded in the nine months ended November 30, 1996 was received during the quarter ended November 30, 1996.

    The agreement further contains a provision for services to be rendered and a fee to be earned in the quarter ended February 28, 1997 based on the level of various activities.

(6) ACQUISITION OF NAEC

    As of November 1, 1996, the Company acquired 85% of the shares of North American Energy Conservation, Inc. ("NAEC") for $1 from NAEC. Prior to the acquisition, all of the stock was owned by the Company's chairman. The acquisition has been accounted for as a purchase.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

    The following table reflects unaudited pro forma combined results of operations for the Company and NAEC on the basis that the acquisition had taken place at the beginning of the fiscal year:



                                     For the Nine Months           For the Three Months
                                     Ended November 30,            Ended November 30,
                                  --------------------------    --------------------------
                                     1996           1995           1996            1995
                                  -----------    -----------    -----------     ----------
Revenues                         $43,499,506    $17,266,249    $17,907,523     $6,371,395
                                  -----------    -----------    -----------     ----------
Net Income                        $5,285,126       $889,280     $1,845,732     $1,056,834
                                  -----------    -----------    -----------     ----------
Net Income per Common Share            $0.34          $0.11          $0.12          $0.08
                                  -----------    -----------    -----------     ----------
Shares Used in Computation        15,470,050     15,842,686     15,559,756     16,190,220
                                  -----------    -----------    -----------     ----------


     In managements opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the periods presented or if future operations of the combined companies under the ownership and management of the Company.

(7)  RECEIVABLES

     Receivables consist of the following:

                                   November 30,   February 28,
                                      1996           1996
                                   -----------    -----------
Accounts receivable - Energy        $5,274,286             --
Service and other receivables -
 WCTP                                3,619,846     $1,696,583
Engineering and other service
 receivables - BNYLP                   135,401        137,915
Other receivables                       22,111        600,000
                                    ----------     ----------
                                    $9,051,644     $2,434,498
                                    ==========     ==========

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

     In March, 1996, the project delivered initial test quantities of power to Con Edison, equivalent to existing contract capacity. Construction was substantially completed, and on November 1, 1996, the facility commenced operations in accordance with its contract. Mission has funded all construction costs incurred to date in excess of those funded by the IDA Bonds mentioned above and may be required to provide additional guarantees to secure project financing. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

     Pursuant to the provisions of the partnership agreement, Mission retains the right, because it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that control the day to day operations of BNYLP. Mission has informed B-41LP that they have incurred gross costs in excess of $428,000,000 through November 30, 1996 for this project. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
                    ----------------------------------------------

     Like other large projects of this nature, the BNY cogeneration project is subject to various risks. There can be no assurance that the facility, although completed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls.

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

     The Company has substantially completed the Warbasse project, and transferred the facility to Warbasse-Cogeneration Technologies Partnership L.P. on August 1, 1996. The Company expects to spend up to $1,500,000 during the next year, on certain remaining items which were accrued at the time of transfer.

     GENERAL

     Cash generated by operating activities during the nine months ended November 30, 1996 was approximately $3,903,000, as compared to approximately $3,828,000 used during the nine months ended November 30, 1995. During the current period, net income from operations provided approximately $5,720,000. Increases in accounts payable, accrued expenses and long-term liabilities of approximately $6,257,000 and an increase in accrued taxes of approximately $1,881,000 provided another $8,138,000 of cash in addition to net income but these amounts were offset by an increase in receivables of approximately $6,617,000 and an increase in other assets of approximately $1,787,000. During the nine months ended November 30, 1995, the majority of cash used in operating activities was due to net income of approximately $3,000,000, offset by expenditures on construction in progress of approximately $2,800,000, and an increase in service receivables of approximately $3,300,000.

     During the nine months ended November 30, 1996, cash generated by financing activities was approximately $3,101,000, as compared to approximately $4,028,000
during the nine months ended November 30, 1995.   During the current period,
approximately $2,662,000 was generated by the exercise of stock options and warrants, and $450,000 was received from the York Research Corp. Employee Stock Ownership Plan ("ESOP") in repayment of demand purchase money loans. During the nine months ended November 30, 1995, approximately $1,092,000 was provided by the exercise of stock options and warrants, and $2,949,000 was received from the ESOP in repayment of demand purchase money loans.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
                    ----------------------------------------------

     The Company had an agreement with North American Energy Conservation, Inc. ("NAEC") which provided for the Company to be reimbursed for all costs associated with its activities related to NAEC, a company owned by the Company's Chairman. The Company recognized approximately $924,000 and $304,000 as a reimbursement of costs during the nine and three months ended November 30, 1996. On September 16, 1996, NAEC received approval from the Federal Energy Regulatory Commission for the acquisition by York of 85% of the equity of NAEC. The acquisition was completed as of November 1, 1996, and from that date forward, NAEC will be a part of the York consolidated group.

     The Company has no significant capital commitments, other than the remaining items related to the Warbasse facility.

RESULTS OF OPERATIONS

     Total revenues increased approximately $10,039,000 for the nine months ended November 30, 1996, compared to the corresponding period in the prior year. Service revenues increased approximately $9,064,000, mainly due to an increase of $7,500,000 for services rendered to WCTP and RVA (see Note 5), and increased billing to WCTP as a result of elevated fuel costs, additional purchases of supplies, spare parts, etc. and increased overhead. Development and other fees decreased approximately $3,942,000 which was due to decreases of approximately $3,000,000 in development fees and $675,000 of power brokerage fees, since none were earned in the current period. Energy sales increased approximately $5,223,000 because of the acquisition of NAEC.

     When comparing total revenues for the quarter ended November 30, 1996 to the quarter ended November 30, 1995, the result is an increase of approximately $6,874,000. Revenues increased approximately $1,651,000 from quarter to quarter, mainly due to an increase of $3,850,000 for services rendered to WCTP and RVA during the current period, versus no such services earned in the prior year, offset by a decrease resulting from the recognition in the quarter ended November 30, 1995 of an agreement with BNYLP to reimburse B-41LP $2,500,000 for certain engineering and other costs that had been expensed in prior periods. Energy sales provided an increase of approximately $5,223,000.

     Cost of services, which include fuel and other operations and maintenance costs, during the nine and three months ended November 30, 1996, increased approximately $1,180,000 and $259,000, respectively, compared to the nine and three months ended November 30, 1995, commensurate with services revenues from WCTP.

     Cost of energy increased approximately $5,020,000 for the nine and three months ended November 30, 1996 as a result of the commencement of energy sales due to the acquisition of NAEC.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
                    ----------------------------------------------

     Selling, general and administrative expenses increased approximately $480,000 and $429,000, respectively, when comparing the nine and three months ended November 30, 1996 to November 30, 1995. Engineering and other costs allocated to cost of services increased by approximately $399,000 and $120,000, respectively, for the nine and three month periods based upon service revenues generated. For the nine and three month periods, these reductions were offset by an increase in payroll and related expenses of approximately $520,000 and $158,000, respectively, due to additional personnel and increased salaries, and additional expense of approximately $313,000 and $193,000, respectively, due to expenses related to the operations of NAEC.

     Interest and other income increased approximately $937,000 and $552,000, respectively, when comparing the nine and three months ended November 30, 1996 to the same periods in 1995. This was partly due to the receipt of $200,000 during the nine month period from AWH, recognized as other income, in payment of certain amounts due to Cogeneration Technologies, Inc., which were deferred in prior years. There was also an increase of approximately $741,000 and $551,000, respectively, in interest income during the nine and three months ended November 30, 1996, as a result of the note receivable from WCTP related to the sale of the Warbasse facility.

     Income allocated to minority interest decreased approximately $314,000 during the nine month period, since a minority portion of interest income of approximately $186,000 was recognized in the current nine months, while the minority portion of development fees of $500,000 was recognized during the nine months ended November 30, 1995.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                       PART II
                                       -------

ITEM  1.    Legal Proceedings

            None

ITEM  6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits

            None

       (b) On November 20, 1996, the Company filed a report on Form 8-K with regard to the acquisition of 85% of the outstanding shares of North American Energy Conservation, Inc.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES


                                      SIGNATURES
                                      ----------


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: January 9, 1997                  /S/ROBERT M. BENINGSON
                                        ------------------------
                                        Robert M. Beningson
                                        Chairman of the Board and
                                        President




Dated: January 9, 1997                  /S/ MICHAEL TRACHTENBERG
                                        ------------------------
                                        Michael Trachtenberg
                                        Executive Vice President
                                        and Chief Financial and
                                        Accounting Officer