Form 10-K
period 1997-02-28
YORK RESEARCH CORP
filed 1997-05-23
CIK 108976

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    _____________

                                      FORM 10-K
(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended        February 28, 1997
                              ----------------------------------
                                          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from               to
                                    --------------    -------------

                 Commission file number   0-72
                                        -------

                    York Research Corporation
     -----------------------------------------------------------------
             (Exact name of registrant as specified)

             Delaware                                06-0608633
    (State or other jurisdiction of                (I.R.S. Employer
    of incorporation or organization)             Identification No.)

         280 Park Avenue, Suite 2700 West,  New York, New York   10017
    --------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (212) 557-6200
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
    Title of each class                 on which registered
   --------------------                -----------------------
          None

Securities registered pursuant to Section 12(g) of the Act:

         Common stock, par value $.01 per share
         --------------------------------------
                     (Title of class)

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  /X/   No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [   ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 12, 1997 was as follows:

                Common Stock, $.01 par value - $95,282,690

(Based on a closing price of $8.0625 for the common stock on such date).

    The number of shares outstanding of the Registrant's classes of common stock, as of May 12, 1997:

                Common Stock, $.01 par value 14,306,628 shares

              Documents incorporated by reference:     None

                                     PART I

                                ITEM 1 BUSINESS

    A. General

    York Research Corporation ("York" or the "Company") is a developer, owner and marketer of energy related projects and products. York, through its subsidiaries, partnerships, joint ventures and affiliates, currently participates in two broad areas of the energy business--power project development and services, including cogeneration and wind energy, and the marketing of energy and natural gas for sale in the wholesale power markets and the wholesale and retail natural gas markets. The Company believes that continuing deregulation of world energy markets, privatization of electric power generation and distribution systems, and increasingly open markets are creating a demographic opportunity that York is well positioned to exploit. The Company believes that its several areas of expertise will converge to create potential for growth as the twenty-first century approaches.

    The Company has developed three power projects in New York City. A 7 megawatt ("MW") engine powered facility in Coney Island, Brooklyn, was completed in 1989, and was subsequently replaced by a 28 MW combined cycle gas turbine facility at the same site, known as the Warbasse Project. The third project is the 286 MW facility owned by the Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNY Facility"). Both projects have Consolidated Edison Company of New York, Inc. ("Con Edison") and various host entities as the main customers.

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

    Through its subsidiary, York Windpower Corporation ("York Windpower") (see
Item 1.E), the Company is proceeding to develop selected very large wind power projects, and a series of mid-size projects. In some areas, the indigenous wind regimes provide a competitive source of power to meet expanding needs. In others, although there is a current surplus of energy, there is a long-term need. One of the current driving forces behind the large projects is economic development, combined with future capacity needs and the natural desire to replace fossil fuels with environmentally clean renewable energies.

    York will meet these needs by combining the Company's prowess in project development, energy services and marketing with European technologically advanced wind turbine products. As a consequence of York's relationship with European manufacturers, the Company may offer selected countries the opportunity to create new jobs by locating production facilities for these technologically advanced products in their areas, while acquiring for York large scale long-term power contracts. This arrangement assures the manufacturer of an economic production level, while providing to the Company the advantages of domestic content, product availability and competitive costs.

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

B. Cogeneration

   1. THE WARBASSE PROJECT

    Between 1987 and 1989, York constructed and operated a 7 MW engine powered cogeneration project that supplied all of the utility services including electricity, heat, hot water and air conditioning to Amalgamated Warbasse Houses, Inc. ("AWH"), a 10,000 resident middle income housing complex in Brooklyn, New York. During 1989, York, as agent for the project owner, Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") (see Item 1.E), negotiated a 21 MW Power Sale Agreement between Con Edison and WCTP based upon expansion of the project. The Power Sale Agreement required WCTP to replace and expand its facility, converting it from an engine facility to a larger gas turbine facility, interconnect with the utility system and achieve commercial operation by the end of 1991, and to achieve full rated capacity no later than December 31, 1994, all of which was accomplished ahead of schedule. This Agreement was approved by the Public Service Commission ("PSC") in October 1989 and includes capacity, energy and operation and maintenance payments continuing through the year 2011, with payments indexed to prevailing fuel price levels and inflation. The Warbasse facility is on land leased from AWH, its thermal host.

    The Company and WCTP executed an Agreement to Provide for Construction of Additional Capacity in 1990, pursuant to which the Company constructed the expansion of the facility to service the Con Edison contract. The Company and WCTP also executed an Operations and Maintenance ("O&M") Agreement in 1989 pursuant to which the Company agreed to operate the facility for its life (see
Note 5).

    In September 1994, pursuant to the O&M Agreement, the Company resumed full operation of the Warbasse facility, and since that date has supplied all of the thermal and electric needs of AWH on a continuous basis, and the full capacity requirements of its electric power contract with Con Edison, as dispatched. See
Item 13 and Note 5 for information regarding receivables due to the Company from WCTP and the operations of the Warbasse facility.

    2. BROOKLYN NAVY YARD PROJECT

    Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), is owned and controlled equally by a subsidiary of Edison Mission Energy ("Mission"), which is a wholly owned subsidiary of SCE Corp., and B-41 Associates L.P. ("B-41LP"). BNYLP was formed to develop, construct, finance, own and operate the 286 megawatt natural gas fired combined cycle BNY Facility, which began operations on November 1, 1996.

    The Company and Mission previously estimated the total capital costs of the Brooklyn Navy Yard ("BNY") Facility, when fully completed, to be approximately $420,000,000. Due to an expansion of the construction scope and the resulting delays, this estimate has been exceeded, including capitalized interest during construction. On December 22, 1995, the New York City Industrial Development Agency (the "IDA") issued $253,925,700 of Industrial Development Revenue Bonds for the purpose of financing certain costs incurred through that date in constructing and developing the BNY Facility. These bonds are recourse to a letter of credit ("LOC") in like amounts arranged by Mission, which LOC is in turn supported by a Mission guarantee. BNYLP has agreed to reimburse Mission if the guarantee is called, out of future cash flow as and if available. The proceeds of this bond sale were used to reimburse Mission for a portion of its construction loans made to date and to reimburse the Company for engineering and other costs that had been expensed in prior periods and for services that have been performed by the Company.

    In March 1996, the project delivered initial test quantities of power to Con Edison, equivalent to existing contract capacity. Construction was substantially completed and the facility commenced operations in accordance with its contract on November 1, 1996. Mission has funded all construction costs incurred to date in excess of those funded by the IDA bonds mentioned above, and may need to provide additional guarantees to secure non-recourse project financing. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

    Pursuant to the provisions of the partnership agreement, Mission retains the right, because it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that control the day to day operations of BNYLP. Mission has informed B-41LP that they have incurred gross costs in excess of $454,000,000 through February 28, 1997 for this project. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

    Like other large projects of this nature, the BNY cogeneration project is subject to various risks. There can be no assurance that the facility, although completed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls.

C. Marketing of Electric Power and Natural Gas

    During Fiscal 1997, the Company purchased 85% of the outstanding shares of North American Energy Conservation Inc. ("NAEC")(see Note 15), which has been arranging wholesale electric power transactions since the beginning of 1994. These activities depend upon open access to the utility-owned transmission grid through which power flows between regions. On April 24, 1996 the Federal Energy Regulatory Commission ("FERC") exercised its authority over the transmission grid by setting comprehensive rules for open and comparable access to the entire grid for all parties. These rules will apply to NAEC and to York cogeneration and power projects. The newly deregulated United States market consumes 2.8 trillion kilowatt hours of electric energy each year for which the retail cost is nearly $200 billion. The $70 billion wholesale market is now open. During the next several years the retail power market is also expected to be substantially deregulated.

    In 1996 NAEC expanded its business into the marketing of natural gas to the wholesale and retail markets and opened a regional office in Syracuse, New York.

    The Company believes that emerging opportunities in the wholesale and retail markets and broader geographic activity will lead to services and products not currently available, and that the project development and operating expertise of the Company will be combined with the marketing of energy commodities on a value added basis.

    While the Company believes that its creative capability, its several relationships, and its level of performance to date can lead to long-term success, there can be no assurance as to future results or as to how competitive these businesses will become.

    To date, activities have been substantially limited to Eastern Canada, New England, and the Middle Atlantic states. The Company believes that its marketing concepts can be applied over a much broader area and a greater breadth of product offerings.

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

    York owns 100% of the outstanding shares of B-41 Management Corp. ("B41MC"), Cogeneration Technologies, Inc. ("Cogen"), and York Internet Power Services, Inc., all of which are Delaware Corporations; 85% of the outstanding shares of NAEC, a Delaware Corporation; and 100% of the outstanding shares of York Research Canada, Inc. ("York Canada"), an entity incorporated under the laws of Canada. York Canada owns 100% of the outstanding shares of York Windpower Corp., an entity incorporated under the laws of Canada.

    York and its subsidiaries own 74.7% of B-41LP, the 50% partner in BNYLP, as a result of the following:

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

    WCTP is a limited partnership whose 25% general partner is RRR'S Ventures Ltd. ("RRR'S"). The Chairman of the Company is president and a major shareholder in RRR'S. Entities unaffiliated with the Company or RRR'S own an aggregate of 75% limited partnership interest in WCTP. RRR'S also holds a 10% general partnership interest in YCP (see Item 13).

    North American Energy Conservation, Inc. is 15% owned by the Chairman of the Company.

F. Backlog

    The Company does not currently calculate backlog because the revenue streams are dependent upon a number of variable factors such as inflation, fuel prices, electric utility rates and utilizations, and natural gas prices and supply.

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

J. Marketing

    York markets its projects and products through a dedicated sales staff, supplemented by technical support personnel and management personnel from the Company, and by representatives internationally.

K. Employees

    As of April 30, 1997, the Company and its subsidiaries employed 44 people on a full-time basis. Most of the Company's executives are technically trained and actively engaged in the project development and sales areas.

L. Competition

    There are many companies with access to greater financial resources that are active in various aspects of the Company's energy business. These companies will continue to compete in the energy marketplace. The Company cannot assess the effect of competition in the future.

M. Customers

    During Fiscal 1997, all of the services revenues were derived from WCTP and BNYLP. Energy sales were derived from numerous retail customers and utilities. Two utilities accounted for approximately 20% and 15% respectively, of the total revenues, however, due to the relatively short-term nature of the contracts with these customers, the loss of one of these customers would have no material adverse effect on the Company.

N. Environmental Matters

    The Company believes that the various technologies it employs, which provide for increased efficiency, compared to conventional power generation facilities, are not environmentally sensitive. The construction of power generation facilities requires typical environmental impact statements and permitting procedures which may result in delays. The Company believes that it is in compliance with federal, state and local laws involving the protection of the environment. The Company does not believe that continued compliance will require any material capital expenditures. The Company's facilities are designed to comply with all applicable environmental laws.

O. Regulation

    A subsidiary of the Company operates the Warbasse cogeneration facility in New York that is a qualifying cogeneration facility ("QF") pursuant to the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The Company has also been involved in the development of the BNY cogeneration project in New York, a project that has filed for and obtained QF status.

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

ITEM 2                        PROPERTIES

    The Company leases its facilities. The Company considers its facilities to be suitable and adequate for the purposes for which they are used.

                                                  Square
Entity/Location                                   Footage       Use
----------------                                -----------  ---------

York Research Corporation                          (1)        Office
  280 Park Avenue
  New York, New York

Subsidiaries

Cogeneration Technologies, Inc.                    (1)        Office
  280 Park Avenue
  New York, New York

York Research Canada, Inc.                         (2)        Office
  1000 De La Gauchetiere
      Street West
  Montreal, Quebec, Canada

York Windpower Corp.                               (2)        Office
  1000 De La Gauchetiere
      Street West
  Montreal, Quebec, Canada

North American Energy Conservation, Inc.           (3)        Office
  100 Clinton Square, Suite 400
  126 North Salina Street
  Syracuse, New York


(1) Total square footage shared by York and Cogen at this location is currently 12,300.

(2) Total square footage shared by York Canada and York Windpower Corp. at this location is currently 1,650.

(3) Total square footage leased by NAEC at this location is approximately 12,850, less approximately 3,800 square feet sublet to two tenants.

ITEM 3                    LEGAL PROCEEDINGS

    There is no material litigation directly affecting the Company. See Note 4 as to certain litigation involving BNYLP.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5          MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED
                            SECURITY HOLDER MATTERS

    The Company's common stock is traded in the over-the-counter market under the symbol "YORK". The following table shows the range of high and low closing sales prices for the common stock on the NASDAQ National Market System.

                                        HIGH        LOW

    Fiscal Year 1997
        First Quarter                    9-7/8      5-7/8
        Second Quarter                  10-5/16     8-5/8
        Third Quarter                   11-5/8      9-3/8
        Fourth Quarter                  10-1/2      8-7/8

   Fiscal Year 1996
        First Quarter                    6-3/4      4-7/8
        Second Quarter                   6-1/4      4-3/4
        Third Quarter                    7-3/4      5
        Fourth Quarter                   7-1/2      5-1/8


    On May 13, 1997, the Company had 534 holders of record of its common stock. The Company has not declared any common stock or cash dividends during the last five years and has no present intention to declare cash dividends.

ITEM 6                  SELECTED FINANCIAL DATA
            (in thousands of dollars, except per share data)

                                                                              For the Year Ended
                                                             -----------------------------------------------------
                                                              2/28/97    2/28/96    2/28/95    2/28/94    2/28/93
                                                             ---------  ---------  ---------  ---------  ---------
Total revenues                                               $  46,327  $  14,392  $   7,524  $   6,494  $   5,698
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

Net income (loss) from continuing operations                 $   7,823  $   4,400  $     222  ($    416) ($  1,892)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

Net income (loss) per common share from continuing
  operations                                                 $    0.51  $    0.35  $    0.02  ($   0.03) ($   0.17)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------



Total assets                                                 $  84,829  $  60,002  $  50,685  $  29,467  $  30,410
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

Limited recourse long-term liabilities (1)                   $  19,982  $  20,232  $  20,482  $       0  $       0
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

Other long-term liabilities                                  $     885  $     685  $     638  $   1,155  $   1,498
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

Deferred revenue and other credits                           $   3,460  $   3,460  $   3,478  $   4,097  $   4,776
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

Stockholders' equity                                         $  46,990  $  32,827  $  21,886  $  18,742  $  11,646
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------



Cash dividends declared per common share                     $       0  $       0  $       0  $       0  $       0
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

(1) Recourse to certain of B-41LP's cash flow and not recourse to the Company. This limited recourse obligation was settled subsequent to February 28, 1997 (see Note 5 and the Pro forma Balance Sheet).

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
ITEM 7              CONDITION AND RESULTS OF OPERATIONS

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

    The Company and Mission previously estimated the total capital costs of the Brooklyn Navy Yard ("BNY") Facility, when fully completed, to be approximately $420,000,000. Due to an expansion of the construction scope and the resulting delays, this estimate has been exceeded, including capitalized interest during construction. On December 22, 1995, the New York City Industrial Development Agency (the "IDA") issued $253,925,700 of Industrial Development Revenue Bonds for the purpose of financing certain costs incurred through that date in constructing and developing the BNY Facility. These bonds are recourse to a letter of credit ("LOC") in like amounts arranged by Mission, which LOC is in turn supported by a Mission guarantee. BNYLP has agreed to reimburse Mission if the guarantee is called, out of future cash flow as and if available. The proceeds of this bond sale were used to reimburse Mission for a portion of its construction loans made to date and to reimburse the Company for engineering and other costs that had been expensed in prior periods and for services that have been performed by the Company.

    In March 1996, the project delivered initial test quantities of power to Con Edison, equivalent to existing contract capacity. Construction was substantially completed and the facility commenced operations in accordance with its contract on November 1, 1996. Mission has funded all construction costs incurred to date in excess of those funded by the IDA bonds mentioned above, and may need to provide additional guarantees to secure non-recourse project financing. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

    Pursuant to the provisions of the partnership agreement, Mission retains the right, because it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that control the day to day operations of BNYLP. Mission has informed B-41LP that they incurred gross costs in excess of $454,000,000 through February 28, 1997 for this project. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its' other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

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

    The Company has completed the Warbasse project, and transferred the facility to Warbasse-Cogeneration Technologies Partnership L.P. on August 1, 1996. The Company expects to spend up to $1,000,000 during the next year, on certain remaining items for increased efficiency and operational control, which were accrued at the time of transfer.

    In March 1997, B-41LP settled all its obligations to Sanwa Business Credit Corp. ("SBCC") for a cash payment of $2,750,000. SBCC, in exchange for this cash payment gave up all its interest in the future cash flow from the Brooklyn Navy Yard Project and has no continuing interest in any of the Company's projects or assets (see Note 5 and the Pro forma Balance Sheet).

    General

    During the year ended February 28, 1997, cash balances increased by approximately $6.0 million. Net income from operations generated approximately $7.8 million and increases in accounts payable, accrued expenses and other long-term liabilities generated approximately $5.2 million. These sources of cash were offset by an increase in receivables of approximately $11.0 million predominantly due to the acquisition of NAEC, which principally accounts for cash generated by operating activities of approximately $2.1 million. During Fiscal 1996, the Company had net income of approximately $4.4 million offset by approximately $3.0 million spent on construction of the Warbasse project, and an increase in receivables of approximately $1.7 million, resulting in cash used in operating activities of approximately $509,000. During Fiscal 1995, the Company had net income of approximately $222,000, and spent approximately $1,846,000 on construction, with virtually no change in service receivables, resulting in cash used in operating activities of approximately $2.3 million.

    Approximately $3.9 million was generated by financing activities during Fiscal 1997, mainly due to proceeds from the exercise of stock options and warrants of approximately $3.7 million and the repayment by the York Research Corporation Employee Stock Ownership Trust ("ESOP") of $450,000. Cash generated by financing activities in Fiscal 1996 was approximately $4,416,000, due to the repayment by the ESOP of $3,079,000 of the demand purchase money loans due to the Company, and $1,455,000 due to proceeds from the exercise of stock warrants and options. In Fiscal 1995, the ESOP repaid $2,153,000, and there were no material exercises of warrants or options.

    The ESOP purchased from the Company a total of 3,793,500 shares of the Company's Common Stock between 1988 and February 28, 1996 in exchange for demand purchase money loans, totaling approximately $14,462,000 (see Note 11). During Fiscal 1995, the ESOP trustee sold 380,000 shares of the Company's common stock at a profit to the ESOP, and repaid $2,153,000 of the demand purchase loans. The ESOP also repaid approximately $370,000 of third party loans during Fiscal 1995, leaving a balance owed to third parties of approximately $561,000. During Fiscal 1996, the ESOP trustee sold 606,000 shares of the Company's common stock at a profit to the ESOP, and repaid $3,079,000 of the demand purchase money loan. During Fiscal 1997, the ESOP trustee sold 50,000 shares of the Company's common stock, and repaid $450,000 of the demand purchase money loan.

    See Note 3 for disclosure of the impact of the issuance of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

    Because of the nature of the Company's business, there can be no assurance that service and other revenues will continue at the same level from year to year. This Annual Report on Form 10-K contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary materially.

Results of Operations

1997 Compared to 1996

    Total revenues in Fiscal 1997 soared by approximately $31,936,000 over Fiscal 1996, due predominantly to the acquisition of NAEC on November 1, 1996 (see Note 15), which accounted for the increase in energy sales of approximately $26,571,000. Service revenues increased by approximately $9,307,000, due mainly to an increase of $11,000,000 as a result of a services agreement between WCTP and RVA, and the Company (see Note 14), and an increase of approximately $748,000 in service revenues to WCTP due to higher fuel costs, and an increase in purchases of supplies, spare parts, etc. These increases were offset by a decrease in engineering services of approximately $2,442,000, due mainly to $2,500,000 of reimbursements in Fiscal 1997 by BNYLP for certain engineering costs a portion of which was expensed in prior periods versus $5,000,000 of similar reimbursements in Fiscal 1996. Development and other fees decreased approximately $3,942,000 due to none being earned in Fiscal 1997.

    Cost of services, which include fuel and other operations and maintenance costs, increased approximately $763,000 during Fiscal 1997, commensurate with service revenues from WCTP.

    Cost of energy increased approximately $25,000,000 as a result of the commencement of energy sales due to the acquisition of NAEC. The gross margin from energy sales is subject to various market fluctuations and may vary from year to year.

    Selling, general and administrative expenses increased approximately $1,840,000. The operations of NAEC since acquisition, including payroll and employee benefits, rent and office expenses, consulting fees, etc., accounted for approximately $1,135,000 of the total increase in selling, general and administrative expenses. The remaining increase is explained by an additional $470,000 spent on payroll and employee benefits in Fiscal 1997, due to salary increases and bonuses, and increased consulting fees of approximately $360,000 for the development of potential new markets.

    Interest and other income increased approximately $1,775,000. This was mainly due to interest of approximately $1,285,000 recorded by CTI due on the note receivable from WCTP which commenced in August, 1996 (see Note 5). Additional receipts of approximately $168,000 from AWH, recognized as other income, in payment of certain amounts due to CTI which were deferred in prior years, accounted for another portion of the increase in interest and other income. The commencement in December 1996 of general partner fees received by B-41LP from BNYLP accounted for an increase in other income of approximately $299,000.

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

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements on Page 27.

ITEM 9          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURES

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

    The executive officers and directors of the Company are:

    Robert M. Beningson             Chairman of the Board, President and Chief
                                    Executive Officer

    Michael Trachtenberg            Executive Vice President, Chief Financial
                                    and Accounting Officer and Secretary

    Robert C. Paladino              Executive Vice President

    H. Clifton Whiteman             Director

    Stanley Weinstein               Director

    Mr. Robert M. Beningson, 68, was elected a director of the Company in October 1981. In February 1982, Mr. Beningson was elected Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Beningson is Chief Executive Officer and Chairman of the Board of each of the Company's subsidiaries. Previously, Mr. Beningson was Chairman of the Board of Directors of the Company between 1968 and 1979.

    Mr. Michael Trachtenberg, 48, a Certified Public Accountant, joined the Company in January 1987 and was elected Vice President, Chief Financial Officer and Secretary in March 1987. From November 1985, until joining the Company, Mr. Trachtenberg was a financial consultant in private practice. Prior thereto, Mr. Trachtenberg was Vice President-Finance and Chief Financial Officer of S&S Corrugated Paper Machinery Co., Inc. From 1980 to 1984 Mr. Trachtenberg held various positions with Carter Day Industries, Inc., an agricultural equipment manufacturer and energy and environmental systems company, culminating in his appointments as Vice President, Treasurer and Chief Financial Officer.

    Mr. Robert C. Paladino, 46, joined the Company in January 1987 and was elected Executive Vice President in April 1990. From October 1980 until joining the Company, Mr. Paladino was Senior Vice President and General Counsel of NPS Technologies Group, Inc., an engineering and construction company serving the electric utility industry. From 1974 to 1980, Mr. Paladino held various positions with the Edison Electric Institute, the national organization for the investor-owned electric utility industry, culminating in his appointment as Director of Fossil Fuels and Assistant to the President.

    Mr. H. Clifton Whiteman, 71, was elected to the Board of Directors in July 1991. From March 1982 through March 1989, Mr. Whiteman served as Executive Vice President of The Bank of Tokyo Trust Company. Following his retirement in April 1989, he was a consultant to The Bank of Tokyo Group in New York City until April 1992. Mr. Whiteman serves on the Board of Directors of CB Bancshares, Inc.

    Mr. Stanley Weinstein, 71, was elected to fill a vacancy on the Board of Directors in May, 1995. Until 1991, Mr. Weinstein was a partner at Deloitte and Touche, certified public accountants, and since such date, has been an independent consultant.

    None of the directors or executive officers of the Company are related to each other.

ITEM 11                      EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation received by the Company's Chief Executive Officer and the remaining most highly paid executive officers for the three fiscal years ended February 28, 1997.

                                                                Annual Compensation
                                                           ------------------------------
                                                                                Other
                                                           Salary    Bonus   Compensation
Name & Principal Position                            Year    ($)      ($)      ($) (2)
---------------------------------------------------  ----  -------  -------  ------------
ROBERT M. BENINGSON                                  1997  480,681        0          0
  Chairman, President &                              1996  400,681        0          0
  Chief Executive Officer                            1995  371,082        0          0

MICHAEL TRACHTENBERG                                 1997  199,231  100,000          0
  Executive Vice President &                         1996  190,000        0          0
  Chief Financial and Accounting                     1995  190,000        0          0
  Officer

ROBERT C. PALADINO                                   1997  193,846  100,000          0
  Executive Vice President                           1996  179,538        0     15,000
                                                     1995  164,924        0          0

                                                        Long-Term Compensation
                                                     -----------------------------

                                                           Awards          Payouts
                                                     ------------------   ---------
                                                      Restr                          All Other
                                                      Stock    Options/    LTIP       Compen-
                                                     Awards     SAR's     Payouts     sation
Name & Principal Position                              ($)     (#) (1)      ($)       ($) (3)
---------------------------------------------------  -------   --------   --------   ---------
ROBERT M. BENINGSON                                     0            0        0       18,875
  Chairman, President &                                 0            0        0       12,109
  Chief Executive Officer                               0      375,000        0       19,737

MICHAEL TRACHTENBERG                                    0            0        0       23,418
  Executive Vice President &                            0            0        0       14,699
  Chief Financial and Accounting                        0      100,000        0       18,863
  Officer

ROBERT C. PALADINO                                      0            0        0       23,418
  Executive Vice President                              0            0        0       14,699
                                                        0       50,000        0       16,180

(1) The Company does not grant SAR's. In fiscal 1995, all grants were qualified stock options.

(2) Forgiveness of indebtedness.

(3) Represents the value of the Company's contribution to the ESOP allocable to executives' accounts for such year.

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information on option grants in Fiscal 1997 to the named executive officers.

                                                            Individual Grants
                                                      ------------------------------
                                                                       % of Total
                                                                         Options                                    Alternative
                                                         Options       Granted to      Exercise                     Grant Date
                                                         Granted      Employees in       Price      Expiration     Present Value
Name                                                       (#)         Fiscal Year     ($/share)       Date             ($)
----------------------------------------------------  -------------  ---------------  -----------  -------------  ---------------
ROBERT M. BENINGSON                                        0             N/A            N/A           N/A             N/A

MICHAEL TRACHTENBERG                                       0             N/A            N/A           N/A             N/A

ROBERT C. PALADINO                                         0             N/A            N/A           N/A             N/A

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUE

    The following table sets forth information on option exercises in Fiscal 1997 by the named executive officers and the value of such officers unexercised options at February 28, 1997.

                                                  Shares                                                   Value of Unexercised
                                                 Acquired                     Unexercised Options          In-the-Money Options
                                                    on          Value        at Fiscal Year end (#)     at Fiscal Year End ($) (1)
                                                 Exercise     Realized    ----------------------------  --------------------------
          Name                                      (#)        ($) (1)    Exercisable   Unexercisable   Exercisable  Unexercisable
   -------------------                          -----------  -----------  -----------  ---------------  -----------  -------------
ROBERT M. BENINGSON                                      0            0    2,325,000              0      8,630,500             0

MICHAEL TRACHTENBERG                                35,000      196,875      193,000         72,000        802,175       352,950

ROBERT C. PALADINO                                   5,000       32,000      156,000         40,000        632,275       192,475

(1) Value calculated is the difference between closing price on the date of exercise or year end, respectively, and the exercise price.

                               PENSION PLAN TABLE

                                       Years of Service (2)
                 ----------------------------------------------------------------
Remuneration(1)     10         15         20         25         30         35+
---------------  ---------  ---------  ---------  ---------  ---------  ---------
      50,000         3,200      4,125      5,200      6,250      7,500      8,750

     100,000         8,200     11,625     15,200     18,250     21,675     24,175

     150,000        13,200     19,125     25,200     30,750     36,675     40,425

     200,000        18,200     26,625     35,200     43,250     51,675     56,675

     250,000        23,200     34,125     45,200     55,750     66,675     72,925


(1) Based on highest five year average and includes annual salary and cash bonus, if any.

(2) The years of credited service for individuals listed in the Summary Compensation Table are 41 for Robert M. Beningson, 10 for Robert C. Paladino, and 14 for Michael Trachtenberg.

    IRS regulations limit the amount of compensation credited for Pension Plan purposes to $150,000 per year, subject to cost of living increases.

           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Mr. Paladino filed a Form 4 one month late, which reported the exercise of options and the gift of those shares to a charity.

COMPENSATION OF DIRECTORS

    Directors receive no fees for attending Board or Committee meetings. However, both Mr. Whiteman and Mr. Weinstein serve as consultants to York, and give advice, consultation and reports to York on such matters as are requested by Executive Officers or the Board of Directors. In both Fiscal 1997 and Fiscal 1996, Mr. Whiteman received $24,000. Mr. Weinstein received $24,000 in Fiscal 1997, and $18,000 in Fiscal 1996.

    The Company has not entered into any employment contracts with any of the herein named Officers or Directors.

                            SECURITY OWNERSHIP OF
ITEM 12            CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a. Security Ownership of Certain Beneficial Owners

    The following table sets forth the information indicated as of February 28, 1997, as to all persons known by the Board of Directors to be the beneficial owners of more than five percent of the Corporation's Common Stock.

    Name and Address                     Amount and Nature of   Percent of
    of Beneficial Owner                  Beneficial Ownership    Class (1)
    -----------------------------------  --------------------  -------------

    Robert M. Beningson
    280 Park Avenue
    New York, NY 10017                        3,491,000(1)(2)        21.2%

    H. Clifton Whiteman
    280 Park Avenue
    New York, NY 10017                        1,235,420(1)(4)         8.6%

    York Research Corp.
    Employee Stock Ownership Plan
    280 Park Avenue
    New York, NY 10017                        1,120,220(1)           7.9%


See note references below.

b. Security Ownership of Management

    The following table sets forth the information indicated as of February 28, 1997 with respect to common stock of the Company beneficially owned by directors and officers of the Company and by directors and officers as a group:


    Name of                             Amount and Nature of   Percent of
    Beneficial Owner                    Beneficial Ownership    Class (1)
    ----------------------------------  --------------------  -------------
    Robert M. Beningson                        3,491,000(1)(2)        21.2%

    Michael Trachtenberg                         286,200(1)(3)         2.0%

    Robert C. Paladino                           202,000(1)(5)         1.4%

    H. Clifton Whiteman                        1,235,420(1)(4)         8.6%

    Stanley Weinstein                             20,000(1)(6)          (6)

    Directors and Officers
    as a group (5) persons                     5,234,620(1)          30.8%

(1) The Percent of Class is based upon 14,256,304 issued and outstanding shares of common stock at February 28, 1997 plus the shares that underlie unexercised warrants or options held by the individuals.

(2) Includes 824,000 shares owned directly, plus warrants to purchase 1,650,000 shares of common stock, options to purchase 575,000 shares of common stock and 442,000 shares owned by RRR'S Ventures, Ltd., a corporation controlled by Mr. Beningson.

(3) Includes 21,200 shares owned directly by Mr. Trachtenberg and options to purchase 265,000 shares of common stock.

(4) Includes 75,200 shares owned directly by Mr. Whiteman, warrants to purchase 40,000 shares of common stock, and 1,120,220 shares held by the ESOP of which Mr. Whiteman is the trustee.

(5) Includes 6,000 shares owned directly by Mr. Paladino and options to purchase 196,000 shares of common stock.

(6) Includes warrants to purchase 20,000 shares of common stock; less than 1% ownership.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Beningson is President and a major shareholder of RRR'S Ventures, Ltd., a corporation in which the Chief Financial Officer of the Company is also a minor shareholder, which is 25% general partner to WCTP, limited partner in RV Associates L.P. ("RVA") (which in turn is a minority partner in B-41LP), and 10% general partner in York Cogen Partners L.P. ("YCP"), a limited partner in B-41LP (see Note 4). Mr. Beningson is also a 15% shareholder in NAEC.

    At February 28, 1997, WCTP was indebted to the Company for approximately $2,006,000 related to operations and maintenance services, of which $1,583,625 was paid subsequent to year end, for approximately $2,500,000 for loans to WCTP and for professional services paid for on behalf of WCTP, and for approximately $28,810,000 related to the transfer of the Warbasse Facility, and indebted to YCP for $28,522,000 (see Note 5).

    In Fiscal 1993, RVA received a distribution of $2,000,000 from B-41LP which is expected to be charged against capital, concurrent with future allocations of income.

    At February 28, 1997, Mr. Beningson was indebted to the Company for $6,971,500 related to the exercise of warrants and purchase of common shares in prior years. Mr. Trachtenberg is indebted to the Company for $214,860 related to the exercise of options. Mr. Paladino is indebted to the Company for $130,000 related to the exercise of options and an advance. All these amounts are non-interest bearing and are payable on demand. Mr. Whiteman is indebted to the Company for $125,000 related to demand loans, the principal of which bears interest at prime.

    At February 28, 1997 and 1996, approximately $62,000 and $75,000, respectively, was due to the Company from RRR'S as a result of general partners' and administrative fees due to RRR'S by YCP, offset by, the cumulative effect of expenses paid by the Company on behalf of RRR'S.

    In March 1997, B-41LP settled all its obligations to SBCC for a cash payment of $2,750,000. SBCC, in exchange for this cash payment gave up all its interest in the future cash flow from the Brooklyn Navy Yard Project and has no continuing interest in any of the Company's projects or assets. In settling this obligation, B-41LP caused RVA and its partners to lose tax benefits that they would have been able to utilize. Therefore, the Company will compensate RVA for its lost tax benefits in the total amount of $4 million. The form of this non-cash transaction with RVA and its partners will be the exercise of 500,000 pre-existing warrants at $6 per share for a total of $3,000,000, and the transfer of $1,000,000 of the Company's note receivable from the Chairman to a nonconsolidated affiliate. This extinguishment of the SBCC liability will result in an extraordinary gain of approximately $5.4 million net of taxes, which will be reflected in the first quarter of Fiscal 1998.

    As of November 1, 1996, the Company acquired 85% of the shares of NAEC for $1 from NAEC. Prior to the acquisition, all of the stock was owned by the Company's chairman. The acquisition has been accounted for as a purchase. In Fiscal 1997, prior to the acquisition, the Company recognized approximately $924,000 as reimbursement of cost.

    In the year ended February 28, 1997, the Company recorded $11,000,000 of fees for services rendered through February 28, 1997 to WCTP and RV Associates L.P. ("RVA"), two partnerships of which a company controlled by the Company's chairman is the general partner. This amount was included in service revenues. These fees were recorded pursuant to a services agreement between WCTP, RVA, CTI and York. The services include ongoing negotiations of consolidation agreements with Con Edison and Edison Mission Energy, aiding in resolving various contract issues concerning WCTP's and RVA's power purchase agreements with Con Edison, and various issues related to the progress of the Brooklyn Navy Yard Project. Included in other receivables at February 28, 1997 was the fourth quarter installment of $3,500,000 of fees for services, which was received on May 14, 1997.

    The Company recognizes that potential conflicts of interest may arise by reason of the fact that Mr. Beningson controls RRR'S Ventures, Ltd. and RVA, and is President and Chief Executive Officer of the Company. Mr. Beningson has advised the Company that in all transactions between or affecting any affiliated entity and the Company he will act in the best interests of the shareholders of the Company, as determined by the Board of Directors of the Company, excluding himself.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

    10(dd) Assignment and Security Agreement, dated as of November 17, 1994, made by Warbasse-
           Cogeneration Technologies Partnership L.P. to Cogeneration Technologies, Inc. (8)

    10(ee) Intercreditor Agreement, dated as of November 17, 1994, by and among Tomen Power
           Corporation, B-41 Associates, L.P., Cogeneration Technologies, Inc. and Warbasse-
           Cogeneration Technologies Partnership L.P. (8)

    10(ff) Restructuring Fee Agreement, dated as of November 17, 1994, by and among Warbasse-
           Cogeneration Technologies Partnership L.P., B-41 Associates, L.P. and Cogeneration
           Technologies, Inc. (8)

    10(gg) Subordinated Promissory Note, dated as of November 17, 1994, made by Warbasse-
           Cogeneration Technologies Partnership L.P. payable to the order of B-41 Associates,
           L.P. in the principal amount of $3,000,000. (8)

    10(hh) Subordinated Promissory Note, dated as of November 17, 1994, made by Warbasse-
           Cogeneration Technologies Partnership L.P. payable to the order of Cogeneration
           Technologies, Inc. in the principal amount of $3,000,000. (8)

    10(ii) Agreement of Limited Partnership of York Cogen Partners, L.P.

    10(jj) Renegotiation and Payment Agreement dated February 28, 1997 by and between Sanwa
           Business Credit Corporation and B-41 Associates, L.P.

    21     Subsidiaries of the Company

    23     Consent of Independent Certified Public Accountants.

(b) Consolidated Financial Statements

    See Index to Consolidated Financial Statements at Page 27.

    All other exhibits and financial statement schedules have been omitted because they have been previously filed or incorporated by reference, in the Company's Form 10K for the fiscal year ended September 30, 1990, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

(c) Reports on Form 8-K

    The following reports on Form 8-K were filed during the year ended February 28, 1997:

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

                    (YORK)RESEARCH CORPORATION AND SUBSIDIARIES
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE(S)

York Research Corporation and Consolidated Subsidiaries:

    Report of Independent Certified Public Accountants                                                      28

    Consolidated Financial Statements:
      Consolidated Balance Sheets--February 28, 1997 and 1996                                               29

      Consolidated Statements of Operations for the Years Ended February 28, 1997, February 28, 1996
       and February 28, 1995                                                                                30

      Consolidated Statement of Stockholders' Equity for the Years Ended February 28, 1997, February
       28, 1996 and February 28, 1995                                                                       31

      Consolidated Statements of Cash Flows for the Years Ended February 28, 1997, February 28, 1996
       and February 28, 1995                                                                                32

    Notes to Consolidated Financial Statements                                                              33
                                                                                                          through
                                                                                                            57

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
York Research Corporation:

    We have audited the accompanying consolidated balance sheets of York Research Corporation and Subsidiaries as of February 28, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Research Corporation and Subsidiaries at February 28, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.

    As of February 28, 1997, a substantial portion of the Company's assets are related to the Warbasse Project (See Notes 5 and 6).

                                          Grant Thornton LLP

New York, New York
May 16, 1997

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                       PRO FORMA
                                                                      FEBRUARY 28,
                                                     FEBRUARY 28,   1997 (SEE NOTE 5)  FEBRUARY 28,
                                                         1997         (UNAUDITED)         1996
                                                     -------------  ----------------  -------------
ASSETS
Current Assets:
  Cash and cash equivalents........................  $  11,513,026   $    8,763,026   $   5,530,190
  Accounts receivable..............................      7,900,114        7,900,114           --
  Other receivables--related parties...............      8,298,806        8,298,806       2,434,498
  Inventory........................................      1,312,086        1,312,086           --
  Deferred tax asset...............................        661,000          661,000         684,000
  Other current assets (including advances to
    employees of $146,300, $146,300 and $32,775,
    respectively)..................................        311,356          311,356         204,728
                                                      -------------  ----------------  ------------
    Total current assets...........................     29,996,388       27,246,388       8,853,416
Property, plant and equipment, net.................        602,428          602,428         353,755
Construction in progress--WCTP.....................          --               --         24,726,114
Long-term note receivable--WCTP....................     49,490,535       49,490,535      20,682,000
Other long-term receivables--WCTP..................          --               --          1,529,978
Advances to minority partner.......................      2,000,000        2,000,000       2,000,000
Payment in lieu of performance bond-- WCTP.........          --               --            500,000
Other assets (including advances to employees and a
  director of $608,267, $608,267 and $627,267,
  respectively)....................................      2,402,082        2,402,082         979,094
Excess of investment over net assets acquired,
  net..............................................        337,940          337,940         377,312
                                                     -------------  ----------------  -------------
    Total assets...................................  $  84,829,373   $   82,079,373   $  60,001,669
                                                     -------------  ----------------  -------------
                                                     -------------  ----------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................  $  10,765,462   $   10,765,462   $   1,209,978
  Accrued expenses.................................      1,659,085        1,659,085       1,443,149
  Accrued income taxes.............................        765,498          765,498         144,342
                                                     -------------  ----------------  -------------
    Total current liabilities......................     13,190,045       13,190,045       2,797,469
Due to SBCC........................................     19,982,000            --         20,232,000
Other long-term liabilities........................        884,949          884,949         684,833
Deferred revenue and other credits.................      3,460,000        7,907,937       3,460,000
                                                     -------------  ----------------  -------------
    Total liabilities..............................     37,516,994       21,982,931      27,174,302
Minority interest in partnership...................        321,942        3,669,638           --
Commitments and contingencies......................          --               --              --
Stockholders' equity
  Common stock, Class A, $.01 par value; authorized
    10,000,000 shares; none issued.................          --               --              --
  Common stock, $.01 par value; authorized 50,000,000
    shares; issued and outstanding
    14,256,304 and 13,329,778 shares in 1997 and
    1996, respectively.............................        142,563          147,563         133,298
  Additional paid-in capital.......................     60,350,127       63,345,127      54,230,850
  Accumulated earnings (deficit)...................     (4,083,050)       1,353,317     (11,905,661)
                                                     -------------  ----------------  -------------
                                                        56,409,640       64,846,007      42,458,487
Less:
Treasury stock, at cost (47,124 shares)............       (706,401)        (706,401)       (706,401)
Notes receivable--sale of common stock.............     (7,960,313)      (6,960,313)     (7,539,787)
Deferred compensation--ESOP........................       (752,489)        (752,489)     (1,384,932)
                                                     -------------  ----------------  -------------
    Total stockholders' equity.....................     46,990,437       56,426,804      32,827,367
                                                     -------------  ----------------  -------------
    Total liabilities and stockholders' equity.....  $  84,829,373   $   82,079,373   $  60,001,669
                                                     -------------  ----------------  -------------
                                                     -------------  ----------------  -------------

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED FEBRUARY 28,

                                                                           1997           1996           1995
                                                                       -------------  -------------  ------------
Revenues:
  Services...........................................................  $  19,756,615  $  10,450,061  $  2,974,156
  Energy sales.......................................................     26,570,707       --             --
  Development and other fees.........................................       --            3,941,688     4,550,064
                                                                       -------------  -------------  ------------
    Total revenues...................................................     46,327,322     14,391,749     7,524,220
                                                                       -------------  -------------  ------------
Costs and expenses:
  Cost of services...................................................      6,216,115      5,452,869     2,966,075
  Cost of energy.....................................................     25,112,691       --             --
  Selling, general and administrative................................      7,859,239      6,019,547     5,720,640
  Interest and other (income) expense................................     (4,205,276)    (2,430,295)   (1,554,539)
  Minority interest in partnership...................................        321,942        500,000       --
                                                                       -------------  -------------  ------------
    Total costs and expenses.........................................     35,304,711      9,542,121     7,132,176
                                                                       -------------  -------------  ------------
Income before income taxes...........................................     11,022,611      4,849,628       392,044
Provision for income taxes...........................................      3,200,000        450,000       170,000
                                                                       -------------  -------------  ------------
Net income...........................................................  $   7,822,611  $   4,399,628  $    222,044
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Net income per common share--primary:................................  $        0.51  $        0.35  $       0.02
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Net income per common share--fully diluted:..........................  $        0.51  $        0.35  $       0.02
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Weighted average number of common shares and common share
  equivalents:.......................................................     15,487,779     15,512,011    10,981,173
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED FEBRUARY 28, 1997, 1996 AND 1995

                               COMMON STOCK
                            -------------------   ADDITIONAL
                            SHARES                 PAID-IN     ACCUMULATED     TREASURY     NOTES        DEFERRED
                            ISSUED      AMOUNT     CAPITAL      (DEFICIT)       STOCK     RECEIVABLE   COMPENSATION
                         ------------  --------  -----------  -------------  -----------  -----------  ------------
Balance, February 28,
  1994................    12,480,594   $124,806  $49,252,945   $(16,527,333)  $(706,401)  $(7,292,406)   $(6,109,390)
Issuance of common
  stock for services..        80,000        800      174,200       --           --            --            --
Exercise of options...        50,000        500      164,400       --           --           (162,000)      --
Cash receipts.........       --          --         --             --           --             60,998      2,153,000
ESOP third party
  loans...............       --          --         --             --           --            --             156,029
Deferred compensation
  accrual.............       --          --           28,450       --           --            --             344,870
Net income............       --          --         --              222,044     --            --            --
                          ----------   --------  -----------  -------------  ----------  -------------  ------------
Balance, February 28,
  1995................    12,610,594    126,106   49,619,995    (16,305,289)   (706,401)   (7,393,408)    (3,455,491)
Exercise of options...       222,957      2,230      776,045       --           --           (296,379)      --
Exercise of
  warrants............       207,727      2,077      970,843       --           --            --            --
Cash receipts.........       --          --         --             --           --            150,000      3,079,000
Deferred compensation
  accrual.............       --          --          263,958       --           --            --             148,778
Issuance of shares to
  ESOP................       288,500      2,885    1,089,334       --           --            --          (1,092,219)
Tax effect of options
  and warrants........       --          --        1,013,000       --           --            --            --
ESOP third party
  loans...............       --          --         --             --           --            --             (65,000)
Issuance of
  warrants............       --          --          497,675       --           --            --            --
Net income............       --          --         --            4,399,628     --            --            --
                          ----------   --------  -----------  -------------  ----------  -------------  ------------
Balance, February 28,
  1996................    13,329,778    133,298   54,230,850    (11,905,661)   (706,401)   (7,539,787)    (1,384,932)
Exercise of options...       333,800      3,338    1,015,350       --           --           (420,526)      --
Exercise of
  warrants............       589,726      5,897    2,743,124       --           --            --            --
Donation of stock.....         3,000         30       30,345       --           --            --            --
Cash receipts.........       --          --         --             --           --            --             450,000
Deferred compensation
  accrual.............       --          --          342,458       --           --            --             182,443
Tax effect of options
  and warrants........       --          --        1,988,000       --           --            --            --
Net income............       --          --         --            7,822,611     --            --            --
                          ----------   --------  -----------  -------------  ----------  -------------  ------------
Balance, February 28,
  1997................    14,256,304   $142,563  $60,350,127    $(4,083,050)  $(706,401)  $(7,960,313)     $(752,489)
                          ----------   --------  -----------  -------------  ----------  -------------  ------------
                          ----------   --------  -----------  -------------  ----------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED FEBRUARY 28,

                                                                             1997          1996         1995
                                                                          ----------    ----------   ----------
OPERATING ACTIVITIES:
Net income from operations.............................................  $  7,822,611  $ 4,399,628  $   222,044
Adjustments to reconcile net income from operations to net cash generated by (used in) operating activities:
  Depreciation and amortization........................................       160,754      167,185      146,857
  Deferred income taxes................................................        23,000     (684,000)     --
  Non-cash charges.....................................................       397,391       25,000      --
  Common shares issued for services and donation.......................        30,375      --           175,000
  Amortization of deferred credits.....................................      --           (392,633)  (1,152,128)
  Gain on sale and disposition of machinery and equipment..............      --            --             2,855
  ESOP contribution....................................................       524,901      412,736      373,320
  Tax benefit of stock options and warrants............................     1,988,000    1,013,000      --
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables.................................   (10,988,635)  (1,687,043)      15,882
    Increase in construction in progress...............................      --         (2,984,374)  (1,845,797)
    Net (increase) decrease in notes receivable, inventory, other
      current assets, and other assets.................................    (3,235,578)    (246,483)     415,038
    Net decrease in due to bank and equipment vendor...................      --            --          (571,664)
    Net increase (decrease) in accounts payable, accrued expenses and
      long-term liabilities............................................     5,156,465     (413,744)    (221,683)
    Increase in accrued taxes..........................................       246,166     (118,151)     104,921
                                                                         ------------  -----------  -----------
  NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES.................     2,125,450     (508,879)  (2,335,355)
                                                                         ------------  -----------  -----------
INVESTING ACTIVITIES:
  Purchase of machinery and equipment..................................      (158,995)    (144,697)    (220,304)
  Purchase of NAEC, net of cash acquired...............................       128,495      --           --
                                                                         ------------  -----------  -----------
  NET CASH USED IN INVESTING ACTIVITIES................................       (30,500)    (144,697)    (220,304)
                                                                         ------------  -----------  -----------
FINANCING ACTIVITIES:
  Amounts received from ESOP...........................................       450,000    3,079,000    2,153,000
  Proceeds from notes receivable.......................................      --            150,000      --
  Payments on capital leases...........................................       (31,687)     (17,545)     (20,415)
  Payment of due to SBCC...............................................      (250,000)    (250,000)    (200,000)
  Proceeds from exercise of stock options and warrants.................     3,719,573    1,454,816          500
                                                                         ------------  -----------  -----------
  NET CASH GENERATED BY FINANCING ACTIVITIES...........................     3,887,886    4,416,271    1,933,085
                                                                         ------------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................     5,982,836    3,762,695     (622,574)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................     5,530,190    1,767,495    2,390,069
                                                                         ------------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............................  $ 11,513,026  $ 5,530,190  $ 1,767,495
                                                                         ------------  -----------  -----------
                                                                         ------------  -----------  -----------

Non-cash investing and financing activities:

    During Fiscal 1997, $28,808,535 was converted from construction in process, other long-term receivables-WCTP and payment in lieu of performance bond-WCTP to notes receivable-WCTP.

    During Fiscal 1997, the Company acquired 85% of the common stock of NAEC for $1. The fair value of assets acquired was $4,587,849, and liabilities assumed were $4,960,240.

    During Fiscal 1997, a capital lease obligation of $211,060 was incurred when the Company entered into leases for new equipment.

    During Fiscal 1996, the Company issued 288,500 shares of common stock to the ESOP, in exchange for a note receivable for $1,092,219.

     During Fiscal 1997, 1996 and 1995, the Company received $420,526, $296,379 and $162,000 of notes receivable--sale of common stock, respectively, for options exercised.

     The accompanying notes are an integral part of these financial statements.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

1.   NATURE OF BUSINESS
     ------------------

     York Research Corporation ("York" or the "Company") is a developer, owner and marketer of energy related projects and products and through its subsidiaries, partnerships, joint ventures and affiliates, currently participates in two broad areas of the energy business--power project development and services, including cogeneration and wind energy, and the marketing of energy and natural gas in the wholesale power markets and the wholesale and retail natural gas markets.

    The principal markets for the Company's products and services currently are the United States and Eastern Canada. Revenues are principally derived from entities that supply, broker or market energy to utilities, residential complexes, and industrial concerns.

2.   USE OF ESTIMATES
     ----------------

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated financial statements of York and subsidiaries and all majority owned partnerships include the accounts of Cogeneration Technologies, Inc. ("Cogen"), B-41 Associates L.P. ("B-41LP"), B-41 Management Corporation ("B-41MC"), York Cogen Partners L.P. ("YCP"), York Internet Power Services, Inc., North American Energy Conservation, Inc. ("NAEC"), York Research Canada, Inc. ("York Canada") and York Windpower Corp., which is 100% owned by York Canada. All material intercompany profits and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
-------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     REVENUE RECOGNITION
     -------------------

     The Company recognizes service revenues and energy sales in the period in which the work is performed or the commodity is delivered. Development fees received were either amortized over the related development period, or recognized as received, based on their nature.

     LONG-TERM CONTRACT AND CONSTRUCTION IN PROGRESS
     -----------------------------------------------

     Due to the uncertainties that had surrounded the Warbasse Project (see Note
5), the Company accounted for the Warbasse Project construction contract using the completed contract method. Construction in progress included equipment, building structure and installation subcontract costs, and construction period interest.

     PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment are stated at cost and are being depreciated or amortized on the straight-line method over their estimated useful lives as follows:

             Machinery and equipment..................  5-10 years
             Furniture and fixtures...................  5-10 years
             Motor vehicles...........................  3 years
             Leasehold improvements...................  5-8 years

     INCOME TAXES
     ------------

     The Company utilizes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities including net operating loss carryforwards, using the enacted marginal tax rate. Deferred income tax expense or benefits are based on the changes in the asset or liability from period to period. Deferred tax assets are recognized to the extent realization of such benefits are more likely than not.

     EXCESS OF INVESTMENT OVER NET ASSETS ACQUIRED, NET
     --------------------------------------------------

     The Company's acquisition of Cogen in 1985 resulted in an $828,000 excess of investment over net assets acquired, which is being amortized on a straight-line basis over 20 years. Accumulated amortization at February 28, 1997 and 1996 is $490,000 and $451,000, respectively. At each balance sheet date, the Company evaluates the

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

realizability of goodwill based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at February 28, 1997.

     LONG-TERM NOTE RECEIVABLES-WCTP
     -------------------------------

     The realizability of the long-term note receivable-WCTP is evaluated by the Company by review of the present value of the currently expected future cash flow from the Warbasse facility.

     PER SHARE DATA
     --------------
     Per share data is based on the weighted average number of common shares and common share equivalents (warrants and options) outstanding during the year, calculated using the modified treasury stock method in 1997 and 1996, and the treasury stock method in 1995.

                                                                             FISCAL        FISCAL        FISCAL
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Weighted average number of shares outstanding...........................    13,705,557    12,888,772    12,465,744
Average of unreleased ESOP shares (a)...................................      (923,006)   (1,219,279)   (1,604,666)
Dilution (warrants and options) (b).....................................     2,705,228     3,842,518       120,095
                                                                          ------------   -----------   -----------
Weighted average number of common share and common share equivalents....    15,487,779    15,512,011    10,981,173
                                                                          ------------   -----------   -----------
                                                                          ------------   -----------   -----------


(a) Amount reflects average unreleased ESOP shares (see Note 11) for the periods presented. As of 2/28/97, the balance of unreleased ESOP shares was 867,995.

(b) Amount reflects average dilution for the periods presented. Fiscal 1997 and 1996 include an average of 175,000 and 1,199,300 options and warrants, respectively, exercisable at prices above market; Fiscal 1995 includes only options and warrants below market.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The carrying amounts of cash and cash equivalents, accounts and other receivables, accrued expenses and accounts payable approximate fair value, principally because of the short maturity of these items. For the fair value of Due to SBCC, see Note 5. For long-term receivables-WCTP (see Note 5 for terms) and advances to minority partner (see Note 14 for terms), there are no quoted market prices, and a reasonable estimate of fair value could not be made without incurring excessive costs.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     INVENTORY
     ---------

     Inventory consists of natural gas held in storage. The Company accounts for its natural gas inventory using lower of cost or market, cost being determined using the average cost method.

     RECLASSIFICATIONS
     -----------------

     Certain amounts in the 1996 consolidated financial statements were reclassified to conform to the 1997 presentation.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
     ------------------------------------------

     In February 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock. The pro forma effect of adopting the new standard would be basic earnings per share of $.61, $.38 and $.02, and diluted earnings per share of $.52, $.35 and $.02 for the years ended February 28, 1997, 1996 and 1995, respectively.

4.   BROOKLYN NAVY YARD
     ------------------

     A joint venture, Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP") was formed as of October 19, 1992. BNYLP is owned and controlled equally by a subsidiary of Edison Mission Energy ("Mission"), which is a wholly-owned subsidiary of SCE Corp., and B-41LP. BNYLP was formed to develop, construct, finance, own and operate the 286 megawatt ("MW") natural-gas-fired, combined-cycle Brooklyn Navy Yard ("BNY") cogeneration facility with Consolidated Edison Company of New York, Inc. ("Con Edison") and various host entities as the principal customers.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     B-41LP was formed to more effectively develop and manage the original partners' investments in the BNY facility. The profit sharing and ownership percentages in the B-41LP partnership agreement, as amended, are as follows:

     1. RV Associates L.P. ("RVA"), whose limited partner, RRR'S Ventures Ltd., and general partner are controlled by the Chairman of the Company, is a 5% general partner. B-41MC, a wholly-owned subsidiary of York, is also a 5% general partner.

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

     The BNYLP partnership agreement contains provisions, among other things, with respect to funding obligations of Mission, security for loans and guarantees by Mission, the allocation of cash flow and tax depreciation under various circumstances, profits and losses both before and after Mission's advances have been repaid, management of the Partnership, and dispute resolution (including provisions for a buy out of either Mission's or B-41LP's general partnership interest). B-41LP and Mission are in the process of amending the Partnership agreement to reflect certain changes pertaining to funding obligations, management, and operations.

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

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

contributed of zero. B-41LP accounts for its investment in BNYLP under the equity method.

     For the years ended February 28, 1997 and 1996, BNYLP's only activity was the construction, testing and initial operation of the BNY facility. As capacity payments from Con Edison did not start until March 1997, BNYLP did not recognize any revenues, expenses, or operating profits or losses. The summarized financial information of BNYLP at February 28, 1997 and 1996 is as follows:

                                             (UNAUDITED)     (UNAUDITED)
                                                 1997            1996
                                           --------------   --------------
Current assets...........................   $ 23,797,000     $ 15,138,000
Noncurrent assets........................   $454,747,000     $351,980,000
Current liabilities......................   $204,234,000     $ 93,277,000
Noncurrent liabilities...................   $253,926,000     $253,926,000
Net assets...............................   $ 20,384,000     $ 19,915,000

     The Company and Mission previously estimated the total capital costs of the BNY Facility, when fully completed, to be approximately $420,000,000. On December 22, 1995, the New York City Industrial Development Agency (the "IDA") issued $253,925,700 of Industrial Development Revenue Bonds for the purpose of financing certain costs incurred through that date in constructing and developing the BNY Facility. These bonds are recourse to a letter of credit ("LOC") in like amounts arranged by Mission, which LOC is in turn supported by a Mission guarantee. BNYLP has agreed to reimburse Mission if the guarantee is called, out of future cash flow as and if available. The proceeds of this bond sale were being used to reimburse Mission for a portion of its construction loans made to date and to reimburse the Company for engineering and other costs that had been expensed in prior periods and for services that have been performed by the Company.

    In March 1996, the project delivered initial test quantities of power to Con Edison, equivalent to existing contract capacity. Construction was substantially completed and the facility commenced operations in accordance with its contract on November 1, 1996. Mission has funded all construction costs incurred to date in excess of those funded by the IDA bonds mentioned above, and may need to provide additional guarantees to secure project financing. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     In consideration for certain development services for the BNY facility performed by the Company, RVA has assumed the obligation for certain credit facilities totaling $9,750,000 which are repayable only from amounts received from third party BNYLP financings or BNY facility operations.

     As of February 28, 1997, the Company and B-41LP have received a total of $21,541,000 for development fees, a nonrefundable commission from a vendor in connection with the procurement of certain BNYLP equipment, and for reimbursement of development costs net of related liabilities assumed by BNYLP. In Fiscal 1997, 1996 and 1995, the Company recognized development fee revenue of $0, $3,267,000 and $4,300,000, respectively. At February 28, 1997 and 1996, revenues of $3,460,000 have been deferred, which is one half of the nonrefundable commission, to be recognized over the estimated useful life of the related equipment.

     In accordance with the joint venture agreement, the Company provides engineering services for BNYLP. During Fiscal 1997, 1996 and 1995, the Company recognized revenue from engineering services of approximately $838,000, $780,000 and $593,000, respectively, which are reflected in service revenues and cost of services. During Fiscal 1997 and 1996, the Company also recognized reimbursements of $2,500,000 and $5,000,000, respectively, for certain engineering and other costs a portion of which had been expensed in prior periods. At February 28, 1997 and 1996, the Company had receivables from BNYLP of approximately $280,000 and $138,000, respectively. These amounts are included in other receivables and were fully collected subsequent to the respective year ends.

     Commencing December 1, 1996, BNYLP paid general partner fees to B-41LP equal to 2.5% of gross monthly revenues of the Brooklyn Navy Yard project. B-41LP in turn pays a general partner fee of 1.25% of gross monthly revenues to each of B-41MC and RVA. In the year ended February 28, 1997, B-41MC recognized general partner fees of $298,690, with a receivable of $166,598 at February 28, 1997, which was paid in April 1997.

     Pursuant to the provisions of the partnership agreement, Mission retains the right, because it has spent in excess of $13,258,043 in development costs, to take all the votes on the Management Committee that controls the day to day operations of BNYLP. Mission has informed B-41LP that they had incurred gross costs in excess of $454,000,000 for this project as of February 28, 1997. If Mission decides to exercise its right to cast all votes on the BNYLP

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

     In February 1997, the general contractor of the Brooklyn Navy Yard facility brought an action in California against BNYLP seeking damages of $137 million for amounts owed under the turnkey contract and denying liability under various claims. BNYLP responded to the complaint, denying all the allegations contained therein and commenced an action in New York against the general contractor denying any liability under the turnkey contract and seeking in excess of $13 million of counter claims. In addition, BNYLP has been named as one of the defendants in another action relating to the construction activity of the Brooklyn Navy Yard facility. Although it is a general partner of BNYLP, B-41LP was not served in these complaints and is not a party to any of the actions.

     Like other large projects of this nature, the BNY cogeneration facility is subject to various risks. There can be no assurance that the facility, although completed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls.

5.   WARBASSE PROJECT
     ----------------

     In May 1990, an agreement was entered into between Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") (see Note 14) and the Company whereby the Company agreed to construct the expansion of the Warbasse facility converting it from the engine facility previously constructed for WCTP by the Company, to a larger gas turbine facility (the "Warbasse Project") to enable it to service Con Edison pursuant to the existing contract between WCTP and Con Edison.

     The Company also contracted with WCTP to provide operations and maintenance services for the Warbasse Project at its direct cost. The services agreement includes providing fuel, operating, manning and maintaining the facility. The Company operates the Warbasse Facility, supplying on a continuous basis all the thermal and electric energy needs of the host, Amalgamated Warbasse Houses, Inc., and supplying up to the full capacity requirements of its electric power contract with Con Edison, when dispatched. During Fiscal 1997, 1996 and 1995, the Company recognized approximately $5,400,000, $4,700,000 and $2,400,000, respectively, for operations and maintenance services revenues, which has been reflected in service revenues. Cost of

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

services for the same periods was approximately $5,400,0000, $4,700,000 and $2,400,000, respectively.

     On July 27, 1994, B-41LP purchased from Sanwa Business Credit Corp. ("SBCC") the note obligation of WCTP to SBCC together with all related collateral and ancillary rights owned by SBCC. In payment, SBCC would have received a share of the cash flow, if any, from the BNY project. The note obligation of WCTP to B-41LP (the "B-41LP Note") has been recorded as a Long-term note receivable--WCTP and has a face value of $28,522,000, which includes accrued interest of $6,022,000 from April 1, 1991 through July 27, 1994. This obligation is payable to B-41LP from a portion of the net operating cash flow of the Warbasse project. On December 1, 1996, this note obligation of WCTP (herein after referred to as the YCP Note) was assigned to YCP by B-41LP. The YCP Partnership Agreement was amended to provide that the amounts received by YCP in respect of the note obligation shall be distributed 74.7% to York and 25.3% to RRR'S, its minority partner, which are the same distribution percentages as were held by York and affiliates of RRR'S in B-41LP.

     The YCP Note has been reflected in the consolidated balance sheet at an amount equal to the initial obligation to SBCC. The $7,840,000 difference between the face amount of the note and the amount reflected will be adjusted to income over time as principal payments of the long-term note receivable are made by WCTP.

     The obligation of B-41LP to SBCC has been recorded as Due to SBCC of $20,682,000, which was the net present value of the maximum annual amount payable to SBCC, over 30 years discounted at 7%. Other than $700,000 paid through February 28, 1997, the amount to be paid to Sanwa would have been a function of B-41LP's share of the actual cash flow generated from the BNY project, with no guaranteed minimum amount. B-41LP's obligation to SBCC was recourse only to and secured only by B-41LP's cash flow, if any, from the BNY project.

     In March 1997, B-41LP settled all its obligations to SBCC for a cash payment of $2,750,000. SBCC, in exchange for this cash payment gave up all its interest in the future cash flow from the Brooklyn Navy Yard Project and has no continuing interest in any of the Company's projects or assets. In settling this obligation, B-41LP caused RVA and its partners to lose tax benefits that they would have been able to utilize. Therefore, the Company will compensate RVA for its lost tax benefits in the total amount of $4 million. The form of this non-cash transaction with RVA and its partners will be the exercise of 500,000 pre-existing warrants at $6 per share for a total

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

of $3,000,000, and the transfer of $1,000,000 of the Company's note receivable from the Chairman to a nonconsolidated affiliate. This extinguishment of the SBCC liability will result in an extraordinary gain of approximately
$5.4 million net of taxes, which will be reflected in the first quarter of Fiscal 1998. The accompanying pro forma balance sheet reflects these transactions as if they occurred on February 28, 1997.

     On November 17, 1994, the YCP Note due from WCTP was restructured along with other long-term debt of WCTP. Such other long-term debt of WCTP includes a note payable to Tomen Power Corporation ("Tomen") and includes a note payable to Cogen. The three notes will share in the net operating cash flow of WCTP, as defined, pro rata in proportion to the principal balances of the notes, and would share PARI PASSU in the collateral of WCTP in the event of a default. Management expects that all three notes will be paid from the operations of WCTP, and each note carries an interest rate of LIBOR plus 2%. In addition, YCP and Cogen will receive a restructuring fee of $3,000,000 each, to be paid the year after the three notes are fully paid.

     The Company completed construction of the project, and on August 1, 1996, the Warbasse Facility was transferred by Cogen to WCTP, in exchange for a Note Receivable of $28,808,535. The Note Receivable represents the total construction cost of the facility plus (1) the unpaid balance of approximately $1,530,000 in Other long-term receivables-WCTP at February 28, 1996, which relates to operation and maintenance services performed for WCTP in prior periods, (2) a $500,000 payment made to WCTP in lieu of a performance bond and (3) an accrual for the remaining construction tasks which generally relate to improving efficiency and operational control. Therefore, the caption Long-term note receivable-WCTP on the balance sheet consists of:

          YCP Note............................  $20,682,000
          CTI Note............................   28,808,535
                                                 ----------
                                                $49,490,535
                                                 ----------
                                                 ----------

     Interest income on these notes amounted to approximately $3,490,000, $2,360,000 and $1,277,000 for Fiscal 1997, 1996 and 1995, respectively.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

6.   OTHER RECEIVABLES--RELATED PARTIES
     ----------------------------------

     Other receivables--related parties at February 28, 1997 and 1996 consist of the following:

                                                       1997          1996
                                                   ------------  ------------

Service and other receivables--WCTP..............  $  8,019,190  $  1,696,583
Engineering service and general
  partner fee receivables-- BNYLP................       279,616       137,915
Other receivables--NAEC..........................            --       600,000
                                                   ------------  ------------
                                                   $  8,298,806  $  2,434,498
                                                   ------------  ------------
                                                   ------------  ------------

     Of the total other receivables--related parties at February 28, 1997, $5,083,625 was received subsequent to year end.

7.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment at February 28, 1997 and 1996 consist of the following:

                                                      1997        1996
                                                   ----------  ----------
      Machinery and equipment....................  $  925,099  $  650,738
      Furniture and fixtures.....................     249,980     248,797
      Motor vehicles.............................     315,448     221,937
      Leasehold improvements.....................      36,064      35,064
                                                   ----------  ----------
                                                    1,526,591   1,156,536
      Less: accumulated depreciation.............    (924,163)   (802,781)
                                                   ----------  ----------
                                                   $  602,428  $  353,755
                                                   ----------  ----------
                                                   ----------  ----------

8.   CONSTRUCTION IN PROGRESS
     ------------------------

     Construction in Progress ("CIP") as of February 28, 1996 included all of the personal property procured, to which the Company had title, for expansion of the Warbasse Project. Also included in CIP was $1,012,000 of interest and professional fees capitalized through February 28, 1996. On August 1, 1996, the Warbasse facility was transferred by Cogen to WCTP (see Note 5).

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

9.   ACCRUED EXPENSES
     ----------------

     Accrued expenses at February 28, 1997 and 1996 include:

                                                     1997          1996
                                                 ------------  ------------

     Professional fees.........................   $  537,000    $  643,000
     Taxes other than income...................      445,000            --
     Construction and
      cogeneration services....................           --       332,000
     Accrued pension cost......................      398,000       255,000
     Other.....................................      279,000       213,000
                                                 -----------   -----------
     Total accrued expenses....................   $1,659,000    $1,443,000
                                                 -----------   -----------
                                                 -----------   -----------

10.  STOCKHOLDERS' EQUITY
     --------------------

     Common Stock -- The Company has authorized 50,000,000 shares of common stock. In addition, the Company has authorized 10,000,000 shares of Class A common stock, none of which have been issued. Each Class A common share has one/hundredth of a vote as compared with the regular common stock and is entitled to a $.20 dividend priority before any dividends are payable on the full voting common stock.

     The Company, from time to time, issues shares of unregistered common stock for payment of certain nonemployee services. The shares are valued at 70% of the market value of registered common stock on the date of issue, which management believes approximates the fair market value of services rendered. This consideration has been included in selling, general and administrative expenses in the appropriate period. There were no shares issued for payment of nonemployee services in Fiscal 1997 or 1996. In Fiscal 1995, 80,000 shares were issued with a value of $175,000 for payment of nonemployee services.

     Incentive Stock Option ("ISO") Plan -- In 1982, the Company authorized 1,400,000 qualified stock options, which have all been granted. The 1982 Plan expired on April 26, 1992. In September 1993, the Company adopted the 1993 ISO Plan, authorizing a total of 3,000,000 qualified and nonqualified stock options, of which 1,619,000 qualified stock options were granted to employees, and 56,000 nonqualified stock options were granted to two consultants to the Company.

    Options granted under both plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under the Stock Option Plans will expire not more than ten years from the date of grant.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     In Fiscal 1997, the Company granted 150,000 options to employees of the Company. The exercise price of the options is equal to the fair market value of the common stock at the date of the grant. These options vest over a three year period.

     The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (FAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and income per share would be decreased to the pro forma amounts indicated below for the year ended February 28, 1997:

     Net Income
      As reported.................  $7,822,611
      Pro forma...................  $7,698,490

     Income per common share
      As reported..................  $     .51
      Pro forma....................  $     .50


No options were granted in Fiscal 1996.

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before March 1, 1995. The fair value of these options was estimated at the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 1997:

     Volatility............................  79%
     Risk free rate........................  6.98%
     Expected life.........................  10 years
     Forfeiture rate.......................  33%


     The weighted average fair value of options granted during Fiscal 1997, for which the exercise price equals the market price on the grant date, was $7.64, and the weighted average exercise price was $8.96.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     Stock option activity during Fiscal 1997, 1996 and 1995 is summarized below:

                                                           WEIGHTED-AVERAGE
                                                OPTIONS     EXERCISE PRICE
                                              ----------  -----------------

Balance, February 28, 1994..................   1,127,900      $    5.55
Granted.....................................   1,139,000           3.14
Exercised...................................     (50,000)          3.24
                                              ----------
Balance, February 28, 1995..................   2,216,900           4.37
Exercised...................................    (222,957)          4.24
Canceled....................................     (23,543)          4.23
                                              ----------
Balance, February 28, 1996..................   1,970,400           4.36
Granted.....................................     150,000           8.96
Exercised...................................    (333,800)          3.79
Canceled....................................     (40,773)          4.17
                                              ----------
Balance, February 28, 1997..................   1,745,827      $    4.90
                                              ----------
                                              ----------

     At February 28, 1997, 1996 and 1995, 1,361,313, 1,496,252 and 282,034,
options, respectively, were exercisable.

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                              WEIGHTED-AVERAGE     WEIGHTED-                WEIGHTED-
   RANGE OF                       REMAINING         AVERAGE                  AVERAGE
   EXERCISE       NUMBER      CONTRACTUAL LIFE     EXERCISE      NUMBER     EXERCISE
    PRICES      OUTSTANDING        (YEARS)           PRICE     EXERCISABLE    PRICE
--------------  -----------  -------------------  -----------  ----------  -----------
$3.00-$4.50        750,544             7.39        $    3.20      605,944   $    3.22
$4.51-$6.00        730,983             5.82        $    5.33      616,067   $    5.35
$8.00-$10.00       264,300             7.02        $    8.54      139,302   $    8.17
                 ---------                                      ---------
                 1,745,827                                      1,361,313
                 ---------                                      ---------
                 ---------                                      ---------

     Warrants--all warrants are exercisable upon grant, although the underlying shares may not necessarily be registered, and the warrants expire after ten years. The exercise prices of the warrants are the NASDAQ closing prices of the Company's common stock at the dates of grant.

     In February and March 1988, the Company's Chairman exercised warrants to purchase 850,000 shares of common stock in exchange for cash and a noninterest bearing note totaling $3,531,250. In September 1989, the Company's Chairman exercised warrants to purchase 625,000 shares of common stock in exchange for cash and a noninterest bearing note payable on demand totaling $3,706,250. In Fiscal 1992, the Company's Chairman repaid $600,000. These notes, which total $6,971,500 at February 28, 1997 and 1996 are included in Notes receivable--sale of common stock (see Note 5). In June, 1996, the Company's Chairman gifted 100,000 warrants to various third parties.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     The following table presents Mr. Beningson's total number of warrants outstanding as of February 28, 1997 (see Note 5):

          Date of    # Warrants    Price per
           Grant        Held         Share
        -----------  -----------  -----------
           4/90        375,000    $    6.00   (reset from $11.00 on
                                             7/16/93)
           1/91        475,000    $    6.00   (reset from $8.00 on 7/16/93)
           7/93        800,000    $    6.00
                     ---------
                     1,650,000
                     ---------
                     ---------


     In July 1993, warrants were granted to purchase 40,000 shares of the Company's common stock at a purchase price of $6.00 to H. Clifton Whiteman, a director of the Company. In July 1995, Stanley Weinstein, a director of the Company, was granted warrants to purchase 20,000 shares of the Company's common stock at $5.44 per share through 2005.

     In Fiscal 1997, a former director of the Company exercised warrants to purchase a total of 300,000 shares of the Company's common stock in exchange for $1,387,500. In Fiscal 1996, this former director exercised warrants to purchase a total of 200,000 shares in exchange for $925,000. At February 28, 1997, this former Director holds warrants to purchase 700,000 shares of common stock which expire in 2002 and specify a purchase price of $4.63.

     In July 1993, warrants were granted to purchase 75,000 shares of the Company's common stock at a purchase price of $6.00 per share to three entities that have performed various consulting services for the Company. In September 1995, December 1995 and March 1996, warrants were granted to purchase 30,000, 32,500 and 20,000 shares, respectively, of the Company's common stock, to consultants that have performed various services for the Company. During Fiscal 1997, 10,000 warrants were exercised for $51,250, and 25,000 warrants were exercised for $137,500.

     In the aggregate, at February 28, 1997, warrants to purchase 3,126,211 shares of the Company's common stock at prices ranging from $4.50 to $11.00 were outstanding, expiring through 2005.

11.  EMPLOYEE BENEFIT PLANS
     ----------------------

     EMPLOYEE SAVINGS PLAN
     ---------------------

     During 1988, the Company adopted the York Research Corporation 401(k) Plan ("401(k) Plan"). The 401(k) Plan allows employees of the Company to defer a portion of their earnings on a pre-tax basis through contributions to the 401(k) Plan. The Company may at its discretion make a contribution to the 401(k) Plan. To date the Company has elected not to contribute to the 401(k) Plan.

     DEFINED BENEFIT PLAN
     --------------------

     The Company has a defined benefit pension plan covering substantially all employees not covered by a collective bargaining agreement. The benefits are based on years of service and the highest consecutive five years of the employees' compensation. The Company's funding policy is to contribute annually the amount

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

necessary to satisfy the Internal Revenue Service's funding standards. Contributions are intended to provide, not only for benefits attributed to service to date, but also for those expected to be earned in the future.

     Pension cost for the years ended February 28, 1997, 1996 and 1995 include the following components:

                                              1997       1996       1995
                                           ---------  ---------  ---------
Service cost -
 benefits earned during
 the current period......................  $  30,756  $  28,568  $  23,285
Interest cost on projected
 benefit obligation......................    104,757     87,520     80,214
Actual return on plan assets.............    (39,633)   (36,716)   (28,727)
Net amortization and deferral............     (4,263)     4,178     (1,687)
                                           ---------  ---------  ---------
  Net pension cost.......................  $  91,617  $  83,550  $  73,085
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

     For all periods presented, the weighted average discount rate was 8.5% and rate of increase in future compensation levels was 3% used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets is 8.5%.

     The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet as of February 28, 1997 and 1996:

                                                    1997          1996
                                                ------------  ------------
Actuarial present value of
 benefit obligations:
    Vested benefit obligation.................  $  1,195,570  $  1,057,085
                                                ------------  ------------
                                                ------------  ------------
    Accumulated benefit obligation............  $  1,216,018  $  1,088,755
                                                ------------  ------------
                                                ------------  ------------
Projected benefit obligation..................  $  1,292,437  $  1,145,738
Plan assets at fair value.....................       860,810       759,630
                                                ------------  ------------
Unfunded obligation...........................       431,627       386,108
Unamortized net transition obligation.........      (111,949)     (126,458)
Unrecognized net (gain) loss..................        78,357        (4,408)
Adjustment required to recognize
 minimum liability............................            --        74,000
                                                ------------  ------------
Accrued pension cost..........................  $    398,035  $    329,242
                                                ------------  ------------
                                                ------------  ------------

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     EMPLOYEE STOCK OWNERSHIP PLAN
     -----------------------------

     During 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP") that covers substantially all employees. Effective March 1, 1994, the Company adopted the provisions of Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). The following table presents the number of shares of common stock, which were unregistered at the time and subsequently registered, the ESOP purchased from the Company, at prices which represented 70% of the NASDAQ closing prices at the date of purchase:

            PURCHASED IN       # SHARES     PURCHASE
             FISCAL YEAR       PURCHASED      PRICE
           ---------------    -----------  -----------

            1996                288,500    $ 1,092,219
            1995                   --            --
            1994                   --            --
            1993 and prior    3,500,000     13,370,000
                              ---------    -----------
                              3,788,500    $14,462,219
                              ---------    -----------
                              ---------    -----------

     Management believes the valuation represented the fair market value of the unregistered shares on those dates.

     The Company contributed approximately $525,000, $413,000 and $373,000 to the ESOP during Fiscal 1997, 1996 and 1995, respectively. The Company makes annual contributions to the ESOP as determined by the Board of Directors and subject to certain limitations dictated by tax regulations.

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

     During the quarter ended August 31, 1993, the ESOP borrowed $1,150,000 from third parties. These funds, along with an additional $12,987,000 generated through February 28, 1997 by the sale of the Company's stock owned by the ESOP, were used to repay the demand purchase money loans due to the Company. The $1,150,000 initially borrowed by the ESOP was included in other long-term liabilities and as deferred compensation, a contra-equity account, and had a balance of approximately $626,000 and $561,000 at February 28, 1997 and 1996 as a result of repayments by the ESOP. The ESOP incurred interest expense of approximately $72,500 and $65,000, respectively related to these loans during Fiscal 1997 and 1996.

     ESOP shares are released and allocated to participant accounts based upon Company contributions and certain payments made to reduce ESOP debt to the Company. The Company reports compensation expense as shares are committed to be released equal to the current market price of the shares, and the shares then become outstanding for earnings-per-share ("EPS") computations.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     A summary of the ESOP shares as of February 28, 1997 and 1996 is as follows:

                                                      1997          1996
                                                  ------------  ------------
     Allocated shares..........................       551,649       481,619
     Shares released for allocation............        56,353        70,030
     Unreleased shares.........................       867,995     1,000,348
                                                  ------------  ------------
                                                    1,475,997     1,551,997
                                                  ------------  ------------
                                                  ------------  ------------
      Fair value of unreleased shares
        at February 28, 1997 and 1996..........   $ 8,028,954   $ 6,377,219
                                                  ------------  ------------
                                                  ------------  ------------

12.  INCOME TAXES
     ------------
     The provision (benefit) for income taxes for each of the three years ended February 28, 1997 are as follows:

                                              1997         1996        1995
                                          ------------  ----------  ----------

Current:
 Federal................................  $    602,000  $   75,000  $   11,000
 State and local........................       587,000      46,000     159,000
                                          ------------  ----------  ----------
                                             1,189,000     121,000     170,000
                                          ------------  ----------  ----------
Deferred:
 Federal................................       (89,000)   (399,000)     --
 State and local........................       112,000    (285,000)     --
                                          ------------  ----------  ----------
                                                23,000    (684,000)          0
                                          ------------  ----------  ----------
 Tax benefits allocated directly to
paid-in capital:
 Federal................................     1,577,000     275,000      --
 State and local........................       411,000     738,000      --
                                          ------------  ----------  ----------
                                             1,988,000   1,013,000           0
                                          ------------  ----------  ----------
Provision...............................  $  3,200,000  $  450,000  $  170,000
                                          ------------  ----------  ----------
                                          ------------  ----------  ----------


     During the year ended February 28, 1997, income tax expense was reduced by approximately $1,811,000 resulting from the benefit of utilizing net operating loss carryforwards.

     Through the fiscal year ended September 30, 1994, the Company filed its tax returns based on a September year-end. On July 18, 1995, the Internal Revenue Service granted the Company permission to file its tax returns on a February year-end, effective February 28, 1995. At February 28, 1997, the Company had the following net operating loss carryforwards for federal income tax purposes:

             YEAR OF EXPIRATION                              AMOUNT
             ------------------                           ------------
             September 30, 2007.........................  $  1,208,000
             September 30, 2009.........................       155,000
                                                          ------------
                                                          $  1,363,000
                                                          ------------
                                                          ------------

     During the year ended February 28, 1997, the Company utilized all of its alternative minimum tax net operating loss carryforwards. The difference between

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

these loss carryforward amounts is attributable to adjustments required in the alternative minimum tax computation.

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

     The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

                                                     YEAR          YEAR          YEAR
                                                    ENDED         ENDED         ENDED
                                                 FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 28,
                                                     1997          1996          1995
                                                 ------------  ------------  ------------
Amount computed using the
 statutory rate................................  $  3,748,000  $  1,646,000   $  147,000

Increase (reduction) in taxes
 resulting from:
 Increase (utilization) of
 federal loss carryforwards....................    (1,248,000)   (1,391,000)     (78,000)

Reduction in valuation allowance
 for loss carryforwards........................      (434,000)     (684,000)      --

Imputed interest income on
 loans.........................................       153,000       171,000      148,000

Nondeductible expenses.........................       207,000       194,000       42,000

Foreign losses.................................         6,000       325,000      291,000

Litigation settlement..........................       (45,000)      169,000     (194,000)

Valuation allowances on other
 temporary differences.........................      (522,000)     (383,000)    (303,000)

State and local taxes, net
 of federal tax benefit
 and state loss carryforwards..................       733,000       329,000      105,000

Alternative minimum tax........................       602,000        75,000       11,000

Other..........................................       --             (1,000)       1,000
                                                 ------------  ------------  ------------
                                                 $  3,200,000  $    450,000   $  170,000
                                                 ------------  ------------  ------------
                                                 ------------  ------------  ------------

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     The components of the deferred tax asset and deferred tax liability as of February 28, 1997 and 1996 were as follows:

                                                        1997         1996
                                                   ------------  -----------
Deferred tax asset
------------------
     Loss carryforwards..........................  $  1,624,000  $ 4,119,000
     Credit carryovers...........................       675,000      289,000
     Accrued expenses............................        26,000       96,000
     Other.......................................            --       13,000
                                                   ------------  -----------
                                                      2,325,000    4,517,000
     Less: Valuation allowance...................    (1,337,000)  (3,833,000)
                                                   ------------  -----------
     Total deferred tax asset....................       988,000      684,000
                                                   ------------  -----------

Deferred tax liability
----------------------
     Partnership items...........................       338,000        --
     Other.......................................       (11,000)       --
                                                   ------------  -----------
     Total deferred tax
       liability.................................       327,000        --
                                                   ------------  -----------
Net deferred tax asset..........................   $    661,000  $   684,000
                                                   ------------  -----------
                                                   ------------  -----------

     During the year ended February 28, 1997, the reduction in the valuation allowance of $2,496,000 was the result of current utilization of net operating losses of $1,811,000, current utilization of other deferred tax assets and other adjustments of approximately $381,000, and the recognition of the additional deferred tax asset of $304,000, based on the Company's expectation of future taxable income.

     The deferred tax asset relating to net operating loss carryforwards of $1,624,000 include tax benefits of $287,000 relating to stock options and warrants that was allocated directly to paid-in capital.

    The Company paid income taxes for:
            Year ended February 28, 1997..............  $ 608,000
            Year ended February 28, 1996..............  $ 298,000
            Year ended February 28, 1995..............  $ 110,000

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

13.  LEASE OBLIGATIONS
     -----------------

     Future minimum annual rental payments for real property, required under leases and having terms of more than one year at February 28, 1997, are as follows:

                                                        Operating
                                                          Leases
                                                      -------------
                      1998                            $    617,000
                      1999                                 663,000
                      2000                                 616,000
                      2001                                 622,000
                      2002                                 622,000
                      Thereafter                           982,000
                                                      -------------
Total minimum lease payments                          $  4,122,000
                                                      -------------
                                                      -------------


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

     Total rent expense for operating leases was approximately $505,000 in Fiscal 1997, $623,000 in Fiscal 1996 and $419,000 in Fiscal 1995.

     The Company leases equipment under leases that have been classified as capital leases for financial statement purposes. As of February 28, 1997, included in property, plant and equipment are the following assets held under capital leases:

        Machinery and equipment...........................  $ 224,747
        Accumulated depreciation..........................    (14,916)
                                                            ---------
                                                            $ 209,831
                                                            ---------
                                                            ---------

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     Future minimum lease payments for assets under capital leases at February 28, 1997 are as follows:

                1998                             $  56,788
                1999                                56,788
                2000                                56,788
                2001                                56,788
                2002                                37,819
                                                 ---------
                                                   264,971
                Less: Amount representing
                       Interest                     53,910
                                                 ---------
                Present value and net
                 minimum lease payments          $ 211,061
                                                 ---------
                                                 ---------

     The above amount totaling $211,061 has been included on the balance sheet as other long-term liabilities.

14.  RELATED PARTY TRANSACTIONS
     --------------------------

     In Fiscal 1993, the Company loaned Mr. Whiteman $100,000, which is outstanding at February 28, 1997 and is payable on demand, and earns interest at prime. At February 28, 1997, the total outstanding balance was approximately $125,000. In each of Fiscal 1997, 1996 and 1995, the Company paid Mr. Whiteman $24,000 for consulting services. In Fiscal 1995, the Company issued 40,000 shares of common stock, valued at $87,500, 70% of the fair market value on the date of issue, to Mr. Whiteman for consulting services.

     In Fiscal 1997 and 1996, the Company paid Mr. Weinstein $24,000 and $18,000, respectively, for consulting services, and in Fiscal 1996 granted warrants to purchase 20,000 shares of the Company's common stock at $5.44 per share.

     Mr. Beningson is President and a major stockholder of RRR'S, which is a 25% general partner of WCTP, limited partner of RVA, and a 10% general partner of YCP. In Fiscal 1997, RVA was allocated $321,942 of the interest income on the YCP Note (see Note 5). In Fiscal 1996, RVA received $500,000 which was the minority portion of the income of B-41LP. In Fiscal 1993, RVA received a distribution of $2,000,000 from B-41LP, which is expected to be charged against capital, concurrent with future allocations of income.

     As discussed in Note 5, WCTP contracted with the Company to procure, construct, design and place in operation a cogeneration facility. The Company's Chairman and Chief Financial Officer are shareholders of the general partner of WCTP. The general partner of WCTP receives a general partners fee of 1% of WCTP revenues and an administrative services payment of 4% of WCTP

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

revenues. The limited partners are not related parties to the Company. The general partner may have the potential for substantial future distributions from WCTP.

     In the year ended February 28, 1997, the Company recorded $11,000,000 of fees for services rendered through February 28, 1997 to WCTP and RV Associates L.P. ("RVA"), two partnerships of which a company controlled by the Company's chairman is the general partner. This amount was included in service revenues. These fees were recorded pursuant to a services agreement between WCTP, RVA, CTI and York. The services include ongoing negotiations of consolidation agreements with Con Edison and Edison Mission Energy, aiding in resolving various contract issues concerning WCTP's and RVA's power purchase agreements with Con Edison, and various issues related to the progress of the Brooklyn Navy Yard Project. Included in other receivables at February 28, 1997 was the fourth quarter fee of $3,500,000 for services, which was received on May 14, 1997.

     Mr. Beningson is president and was previously the sole shareholder of NAEC. The Company had an agreement with NAEC which provided for the Company to be reimbursed for all costs associated with its activities related to NAEC and the Company received a fee mutually agreed upon based on level of activity. At February 28, 1996, NAEC was indebted to the Company for approximately $600,000 related to various costs. This was fully paid in April 1996. In Fiscal 1997, prior to acquisition of 85% of the shares of NAEC (see Note 15), the Company recognized approximately $924,000 as reimbursement of costs, and no power brokerage fees. In Fiscal 1996 and 1995, the Company recognized $1,200,000 each year as reimbursement of costs, and power brokerage fees of $675,000 and $250,000, respectively.

15.  ACQUISITION OF NAEC
     -------------------

     As of November 1, 1996, the Company acquired 85% of the shares of NAEC for $1 from NAEC. Prior to the acquisition, all of the stock was owned by the Company's chairman. The acquisition has been accounted for as a purchase and the operations of NAEC have been reflected as of the acquisition date.

     The following table reflects unaudited pro forma combined results of operations for the Company and NAEC on the basis that the acquisition had taken place at the beginning of the fiscal year:

                                                 FOR THE YEAR ENDED
                                                    FEBRUARY 28,
                                            ----------------------------
                                                 1997           1996
                                            -------------  -------------
Revenues..................................  $  70,048,380  $  32,006,011
                                            -------------  -------------
Net Income................................  $   7,388,152  $   2,717,124
                                            -------------  -------------
Net Income per Common Share...............  $        0.49  $        0.18
                                            -------------  -------------
Shares Used in Computation................     15,487,779     15,512,011
                                            -------------  -------------

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

     In managements' opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the periods presented or of future operations of the combined companies under the ownership and management of the Company.

16.  SIGNIFICANT CUSTOMERS AND CONTRACTS
     -----------------------------------

     Energy sales were derived from numerous retail customers and utilities. Two utilities accounted for approximately 20% and 15%, respectively, of the total revenues in Fiscal 1997.

     As part of its marketing operations, the Company routinely enters into commitments for the purchase of electric and gas energy. The Company obtains similar commitments from its customers. To minimize risk, the Company uses futures contracts in the natural gas markets.

17.  SETTLEMENT OF CLASS ACTION LITIGATION
     -------------------------------------

     The Company, while denying any liability, and in the opinion of management, in order to avoid a protracted and costly litigation, settled in May 1993 a class action lawsuit which shareholders brought against the Company and certain directors and officers of York. Pursuant to the terms of the settlement, in March 1995 the Company issued to the members of the class warrants to purchase 600,000 shares of its common stock at $8.00 ("Class A Warrants") per share and warrants to purchase 180,000 shares of its common stock at $6.15 ("Class B Warrants") per share (collectively the "Warrants"). The Class A Warrants expired on November 1, 1995. When the Class A Warrants expired, the holders of such warrants became entitled to and did surrender them for $6.9 million drawn under a letter of credit which had been posted on February 16, 1995 by Edison Mission Energy. The Class B Warrants remain outstanding except that at February 28, 1997, 14,918 Class B Warrants had been exercised. Under the terms of the settlement other principal provisions of the Warrants include the following:

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

iv) All unexpired Class B Warrants may no longer be exchanged for the Surrender Price if the closing price of the Company's stock on NASDAQ shall have equaled or exceeded the exercise price or adjusted exercise price of the Warrants plus $11.50 on at least seventy-five of ninety consecutive trading days at any time prior to the Expiration Date.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

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

(vi) On March 18, 1996, the Company agreed with counsel for the Class Action litigants to issue up to 180,000 new Warrants to holders of Class B Warrants as consideration for an extension until December 31, 1996 of the obligation of B-41LP to provide a letter of credit (in an amount up to $1,984,000) to secure the Surrender Price of the remaining Class B Warrants. Court approval of the agreement was given on June 4, 1996. Thereafter, 179,500 new Class C Warrants were issued, the shares issuable upon exercise thereof having been registered. The new Class C Warrants expire between September 27, 1998 and October 4, 1998, are exercisable at $6.50 per share and do not have any provisions for surrender or collateral. Because B-41LP did not provide the letter of credit by December 31, 1996, the Class B Warrant expiration date extends day for day and a further extension is presently under negotiation.

                            SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YORK RESEARCH CORPORATION
-------------------------
     (Registrant)



/s/ Robert M. Beningson                 /s/ Michael Trachtenberg
-----------------------------------     --------------------------
Robert M. Beningson                     Michael Trachtenberg
President, Chief Executive Officer      Executive Vice President;
Chairman of the Board                   Chief Financial and Accounting
May 21, 1997                            Officer; Secretary
                                        May 21, 1997



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Robert M. Beningson
------------------------
Robert M. Beningson
Director
May 21, 1997


/s/ H. Clifton Whiteman
------------------------
H. Clifton Whiteman
Director
May 21, 1997


/s/ Stanley Weinstein
------------------------
Stanley Weinstein
Director
May 21, 1997