Form 10-Q
period 1997-05-31
YORK RESEARCH CORP
filed 1997-07-14
CIK 108976

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     --------------

                                       FORM 10-Q

(Mark One)

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            May 31, 1997
                               --------------------------------

                                          OR

|   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
                              -------------    ----------------

                           Commission file number   0-72
                                                  --------

                    York Research Corporation
------------------------------------------------------------------------------
              (Exact name of registrant as specified)

          Delaware                           06-0608633
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
of incorporation or organization)          Identification No.)

280 Park Avenue, Suite 2700 West,  New York, New York             10017
------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (212) 557-6200
------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 14,746,189.
----------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                        MAY 31,     FEBRUARY 28,
                                                                                         1997           1997
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)         *
ASSETS
Current Assets:
  Cash and cash equivalents                                                          $   8,656,005  $  11,513,026
                      Accounts receivable                                               21,893,304      7,900,114
  Other receivables--related parties                                                     5,968,854      8,298,806
  Inventory                                                                              1,225,197      1,312,086
  Deferred tax asset                                                                       752,000        661,000
  Other current assets (including advances to employees and directors of $145,200
    and $146,300, respectively)                                                            415,164        311,356
                                                                                     -------------  -------------
        Total current assets                                                            38,910,524     29,996,388
Property, plant and equipment, net                                                         674,902        602,428
Long-term note receivable--WCTP                                                         49,490,535     49,490,535
Advances to minority partner                                                              --            2,000,000
Other assets (including advances to an employee and a director of $288,917 and
  $608,267, respectively)                                                                1,421,251      2,402,082
Excess of investment over net assets acquired, net                                         328,097        337,940
                                                                                     -------------  -------------
        Total assets                                                                 $  90,825,309  $  84,829,373
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                   $  23,575,762  $  10,765,462
  Accrued expenses                                                                       1,759,577      1,659,085
  Accrued income taxes                                                                      97,647        765,498
                                                                                     -------------  -------------
        Total current liabilities                                                       25,432,986     13,190,045

Due to SBCC                                                                               --           19,982,000
Other long-term liabilities                                                                874,620        884,949
Deferred tax liability                                                                   4,447,937       --
Deferred revenue and other credits                                                       3,416,750      3,460,000
                                                                                     -------------  -------------
        Total liabilities                                                               34,172,293     37,516,994

Minority interest in partnership                                                         1,490,408        321,942

Commitments and contingencies                                                             --             --

Stockholders' equity
  Common stock, Class A, $.01 par value; authorized 10,000,000 shares; none issued        --             --
  Common stock, $.01 par value; authorized 50,000,000 shares; issued 14,869,313 and
    14,256,304 shares, respectively                                                        148,693        142,563
  Additional paid-in capital                                                            63,920,061     60,350,127
  Retained earnings (deficit)                                                               26,381     (4,083,050)
                                                                                     -------------  -------------
                                                                                        64,095,135     56,409,640
  Less:
  Treasury stock, at cost (123,124 and 47,124 shares)                                   (1,409,401)      (706,401)
  Notes receivable--sale of common stock                                                (6,832,938)    (7,960,313)
  Deferred compensation--ESOP                                                             (690,188)      (752,489)
                                                                                     -------------  -------------
        Total stockholders' equity                                                      55,162,608     46,990,437
                                                                                     -------------  -------------
        Total liabilities and stockholders' equity                                   $  90,825,309  $  84,829,373
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      * Derived from audited financial statements as of February 28, 1997

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           (UNAUDITED)
                                                                          FOR THE THREE
                                                                      MONTHS ENDED MAY 31,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   -------------  ------------
Revenues:
  Energy sales                                                     $  45,762,694       --
  Services                                                             1,662,658  $  4,024,766
                                                                   -------------  ------------
    Total revenues                                                    47,425,352     4,024,766
                                                                   -------------  ------------
Costs and expenses:
  Cost of services                                                     1,665,920     1,496,749
  Cost of energy                                                      45,976,249       --
  Selling, general and administrative                                  2,622,289     1,565,256
  Interest and other (income) expense                                 (1,654,883)     (757,261)
  Minority interest in partnership                                       142,711       --
                                                                   -------------  ------------
    Total costs and expenses                                          48,752,286     2,304,744
                                                                   -------------  ------------
Income (loss) before income taxes                                     (1,326,934)    1,720,022
Provision for income taxes                                              --             360,000
                                                                   -------------  ------------
Income (loss) before extraordinary gain                               (1,326,934)    1,360,022

Extraordinary gain, net of tax and allocation to minority
  interest                                                             5,436,367       --
                                                                   -------------  ------------
Net income                                                         $   4,109,433  $  1,360,022
                                                                   -------------  ------------
                                                                   -------------  ------------
Earnings (loss) per share--Primary:
  Per common share before extraordinary gain                       ($       0.08) $       0.10
  Extraordinary gain                                                        0.35       --
                                                                   -------------  ------------
  Per common share                                                 $        0.27  $       0.10
                                                                   -------------  ------------
                                                                   -------------  ------------
Earnings (loss) per share--Fully Diluted:
  Per common share before extraordinary gain                       ($       0.08) $       0.09
  Extraordinary gain                                                        0.35       --
                                                                   -------------  ------------
  Per common share                                                 $        0.27  $       0.09
                                                                   -------------  ------------
                                                                   -------------  ------------
Weighted average number of common shares and common share
  equivalents:                                                        15,371,044    15,356,194
                                                                   -------------  ------------
                                                                   -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                                                           1997          1996
                                                                                       -------------  -----------
                                                                                              (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                                             $   4,109,433  $ 1,360,022
Adjustments to reconcile net income to net cash generated by (used in) operating activities:
    Extraordinary gain                                                                    (5,436,367)     --
    Depreciation and amortization                                                             67,921       22,656
    Amortization of deferred credits                                                         (43,250)     --
    ESOP contribution                                                                        155,151      111,707
    Changes in operating assets and liabilities:
      Increase in accounts and other receivables                                         (11,710,529)  (2,233,372)
      Increase in construction in progress                                                  --           (254,719)
      Net decrease in notes receivable, inventory, other current assets, and other
        assets                                                                               606,578      200,844
      Net increase (decrease) in accounts payable, accrued expenses and long-term
        liabilities                                                                       12,749,748     (143,982)
      Increase (decrease) in accrued taxes                                                  (667,851)     323,535
                                                                                       -------------  -----------
    NET CASH USED IN OPERATING ACTIVITIES                                                   (169,166)    (613,309)
                                                                                       -------------  -----------
INVESTING ACTIVITIES:
    Purchase of machinery and equipment                                                     (130,552)     (56,387)
                                                                                       -------------  -----------
    NET CASH USED IN INVESTING ACTIVITIES                                                   (130,552)     (56,387)
                                                                                       -------------  -----------
FINANCING ACTIVITIES:
    Settlement of obligation                                                              (2,750,000)     --
    Payments on capital leases                                                                (3,517)      (4,648)
    Proceeds from exercise of stock options and warrants                                     196,214      606,641
                                                                                       -------------  -----------
    NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES                                  (2,557,303)     601,993
                                                                                       -------------  -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                     (2,857,021)     (67,703)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          11,513,026    5,530,190
                                                                                       -------------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   8,656,005  $ 5,462,487
                                                                                       -------------  -----------
                                                                                       -------------  -----------

   The accompanying notes are an integral part of these financial statements.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

(1) General
    -------

    In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at May 31, 1997 and results of operations and cash flows for the three months ended May 31, 1997 and 1996.

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

                                                      Three Months Ended
                                                      ------------------
                                                 May 31, 1997   May 31, 1996
                                                 ---------------------------

Weighted average number of shares outstanding     14,718,422    13,309,591

Average of unreleased ESOP shares                   (819,875)     (985,479)

Dilution (warrants and options)                    1,472,497     3,032,082
                                                   ---------     ---------
Weighted average number of common share and
    common share equivalents                      15,371,044    15,356,194


    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock unless antidilutive based upon income before extraordinary gain. The pro forma effect of adopting the new standard would be:

                        YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ------------------------------------------

                                                      Three Months Ended
                                                      ------------------
                                                 May 31, 1997   May 31, 1996
                                                 ------------   ------------
Earnings per share - Basic:

  Per common share before extraordinary gain          ($.10)         $.11

  Extraordinary gain                                    .39             -
                                                      ------         -----
  Per common share                                     $.29          $.11
                                                      ------         -----
                                                      ------         -----
Earnings per share - Diluted:

  Per common share before extraordinary gain          ($.10)         $.10

  Extraordinary gain                                    .39             -
                                                       -----         -----
  Per common share                                     $.29          $.10
                                                       -----         -----

(3) Settlement of Obligation
    ------------------------

    In March 1997, B-41 Associates L.P. ("B-41LP") settled all its obligations to Sanwa Business Credit Corp. ("SBCC") for a cash payment of $2,750,000. SBCC, in exchange for this cash payment gave up all its interest in the future cash flow from the Brooklyn Navy Yard Project and has no continuing interest in any of the Company's projects or assets. In settling this obligation, B-41LP caused Rochdale Village Associates L.P. ("RVA") and its partners to lose tax benefits that they would have been able to utilize. Therefore, the Company compensated RVA for its lost tax benefits in the total amount of $4 million. The form of this non-cash transaction with RVA and its partners was the exercise of 500,000 pre-existing warrants at $6 per share for a total of $3,000,000, and the transfer of $1,000,000 of the Company's note receivable from the Chairman to a nonconsolidated affiliate. This extinguishment of the SBCC liability resulted in an extraordinary gain of approximately $5.4 million net of taxes of approximately $4.4 million and an allocation to the minority interest of approximately $3.3 million. The $2 million distribution that RVA received from B-41LP in Fiscal 1993 was charged against the capital of B-41LP concurrent with the allocation of the gain to the minority interest.

(4) Settlement of Class Action Litigation
    -------------------------------------

    The Company, while denying any liability, and in the opinion of management, in order to avoid a protracted and costly litigation, settled in May 1993 a class action lawsuit which shareholders brought against the Company and certain directors and officers of York. Pursuant to the terms of the settlement, in March 1995, the Company issued to the members of the class, warrants to purchase 600,000 shares of its common stock at $8.00 ("Class A Warrants") per share and warrants to purchase 180,000 shares of its common stock at $6.15 ("Class B Warrants") per share (collectively the "Warrants"). The Class A Warrants expired on November 1, 1995. When the Class A Warrants expired, the holders of such warrants became entitled to and did surrender them for $6.9 million drawn under a letter of credit which had been posted on February 16, 1995 by Edison Mission Energy, which is recourse only to future distributions from BNYLP, if any. The Class B Warrants remain outstanding except that at May 31, 1997, 36,524 Class B Warrants had been exercised. Under the terms of the settlement other principal provisions of the Class B Warrants include the following:

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

(vi) On March 18, 1996, the Company agreed with counsel for the Class Action litigants to issue up to 180,000 new Warrants to holders of Class B Warrants as consideration for an extension until December 31, 1996 of the obligation of B-41LP to provide a letter of credit (in an amount up to approximately $1,648,000) to secure the Surrender Price of the remaining Class B Warrants. Court approval of the agreement was given on June 4, 1996. Thereafter, 179,500 new Class C Warrants were issued, the shares issuable upon exercise thereof having been registered. B-41LP did not provide the letter of credit by December 31, 1996, and accordingly, the Class B Warrant expiration date extends day for day and a further extension is presently under negotiation. The new Class C Warrants expire between September 27, 1998 and October 4, 1998, are exercisable at $6.50 per share and do not have any provisions for surrender or collateral.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
                    ----------------------------------------------

Liquidity and Capital Resources
--------------------------------

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

    In March, 1996, the Brooklyn Navy Yard ("BNY") Facility delivered initial test quantities of power to Con Edison, equivalent to existing contract capacity. Construction was substantially completed, and on November 1, 1996, the facility commenced operations in accordance with its contract. Mission has funded all construction costs incurred to date, and may be required to provide additional funding or guarantees to secure project financing. The New York City Industrial Development Agency issued $253,925,700 of Industrial Development Revenue Bonds in December 1995, recourse to a Mission guarantee, to finance certain costs incurred through that date. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company.

    Pursuant to the provisions of the partnership agreement, Mission retains the right to take all the votes on the Management Committee that controls the day to day operations of BNYLP. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, and Mission retains all its funding and other obligations to the Project and B-41LP.

    In March 1997, the Company settled all of its obligations related to this project with a financing entity for $2,750,000, plus other consideration (see
Note 3).

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

                        YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
                     ----------------------------------------------

    The Company has substantially completed the Warbasse project, and transferred the facility to Warbasse-Cogeneration Technologies Partnership L.P. on August 1, 1996. The Company expects to spend up to $1,000,000 during the next year, on certain remaining items which were accrued at the time of transfer.

    General
    -------

    Cash used in operating activities during the three months ended May 31, 1997 was approximately $169,000, as compared to approximately $613,000 used during the three months ended May 31, 1996. During the current period, net income of approximately $4,109,000 included a non-cash extraordinary gain of approximately $5,436,000 and was also offset by a net increase of operating liabilities over operating assets of approximately $978,000. During the quarter ended May 31, 1996 net income provided approximately $1,360,000, but this was offset by an increase in service receivables of approximately $2,233,000.

    During the three months ended May 31, 1997, cash used in financing activities was approximately $2,557,000, as compared to approximately
$602,000 generated during the three months ended May 31, 1996.   During the
current period, $2,750,000 was used to settle an obligation with Sanwa Business Credit Corp., and approximately $196,000 was generated by the exercise of stock options and warrants. During the quarter ended May 31, 1996, the cash was generated by the exercise of stock options and warrants.

    The Company has no significant capital commitments, other than certain remaining items related to increased operating efficiency at the Warbasse facility.

    This report may contain certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop and finance new projects and new products; the impact of competition on the Company's revenues; changes in law or regulatory requirements that adversely or positively affect the Company; delays in the Company's development of new projects; and changes in unit prices, supply and demand for electricity and natural gas.

Results of Operations
---------------------

    Total revenues increased approximately $43,401,000 when comparing the three months ended May 31, 1997 to the corresponding period in 1996, mainly due to the inclusion of North American Energy Conservation, Inc. ("NAEC"), acquired on November 1, 1996, which accounted for approximately $45,763,000 of the increase. NAEC is a marketer of wholesale electric power and wholesale and retail natural gas. Engineering and other services-BNYLP decreased approximately $2,438,000 for the three months ended May 31, 1997, due to the recognition in the quarter ended May 31, 1996 of an agreement

                    YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
                  ----------------------------------------------

with BNYLP to reimburse B-41LP $2,500,000 for certain engineering and other costs, a portion of which was expensed in prior periods.

    Cost of services during the three months ended May 31, 1997 increased approximately $169,000, compared to the three months ended May 31, 1996.

    Cost of energy increased approximately $45,976,000 commensurate with energy sales.

    NAEC's negative gross margin for this period was ($213,553). While the wholesale electric business had a small positive gross margin, the natural gas marketing business had a negative gross margin, in part attributable to unexpected seasonal factors. Management does not believe that these results will be indicative of the full year.

    Selling, general and administrative expenses increased approximately $1,057,000 when comparing the three months ended May 31, 1997 to May 31, 1996, due mainly to the inclusion of NAEC, acquired on November 1, 1996, which accounted for approximately $937,000 of the increase. During the quarter ended May 31, 1997, $142,000 was spent on certain development costs related to potential new projects, in excess of the amounts spent in the prior period.

    Interest and other income increased approximately $898,000 when comparing the quarter ended May 31, 1997 to the quarter ended May 31, 1996. An increase of approximately $570,000 was attributable to interest on the long-term note receivable from WCTP related to the sale of the Warbasse facility on August 1, 1996. The commencement in December 1996 of general partner fees received by B-41LP from BNYLP accounted for an increase in other income of approximately $414,000, during the quarter.

    A current provision for minimum federal and state and local income taxes has been offset against deferred tax benefits, resulting in no provision for income taxes for the three months ended May 31, 1997. The prior period provision of $360,000 was based on the annual effective tax rate applied to the income for the quarter ended May 31, 1996.

    During the quarter ended May 31, 1997, the Company recorded an extraordinary gain in connection with the settlement of an obligation (see
Note 3).

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                       PART II
                                       -------

ITEM  1.   Legal Proceedings

           None

ITEM  6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

           None

    (b) There were no reports on Form 8-K filed during the three months ended May 31, 1997.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES


                                      SIGNATURES
                                      ----------


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 14, 1997                   /s/Robert M. Beningson
                                       -----------------------
                                       Robert M. Beningson
                                       Chairman of the Board and
                                       President




Dated: July 14, 1997                   /s/ Michael Trachtenberg
                                       ------------------------
                                       Michael Trachtenberg
                                       Executive Vice President
                                       and Chief Financial and
                                       Accounting Officer