Form 10-Q
period 1997-08-31
YORK RESEARCH CORP
filed 1997-10-15
CIK 108976

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   ----------------

                                      FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          August 31, 1997
                             -----------------------------------
                                          OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from______________________ to_________________________

                           Commission file number   0-72

                              YORK RESEARCH CORPORATION
--------------------------------------------------------------------------------
                       (EXACT NAME OF REGISTRANT AS SPECIFIED)

          DELAWARE                                              06-0608633
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

280 PARK AVENUE, SUITE 2700 WEST,  NEW YORK, NEW YORK             10017
--------------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (212) 557-6200


--------------------------------------------------------------------------------
                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                            IF CHANGED SINCE LAST REPORT)

    Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes / X /  No /   /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 14,759,166.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     August 31,     February 28,
                                                                         1997           1997
                                                                    ------------   ------------
                                                                     (Unaudited)         *
ASSETS
Current Assets:
 Cash and cash equivalents                                           $ 9,388,474    $11,513,026
 Accounts receivable                                                  36,321,174      7,900,114
 Other receivables - related parties                                   6,728,516      8,298,806
 Inventory                                                             1,260,510      1,312,086
 Deferred tax asset                                                      752,000        661,000
 Other current assets (including advances to employees
     of $143,900 and $146,300, respectively)                             906,212        311,356
                                                                    ------------   ------------
           Total current assets                                       55,356,886     29,996,388

Property, plant and equipment, net                                       651,930        602,428
Long-term note receivable - WCTP                                      49,490,535     49,490,535
Advances to minority partner                                                  --      2,000,000
Other assets (including advances to an employee and a former
   director of $537,917 and $608,267, respectively)                    1,609,639      2,402,082
Excess of investment over net assets acquired, net                       318,254        337,940
                                                                    ------------   ------------
           Total assets                                             $107,427,244    $84,829,373
                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                    $39,310,587    $10,765,462
 Accrued expenses                                                      2,000,578      1,659,085
 Accrued income taxes                                                      7,063        765,498
                                                                    ------------   ------------
           Total current liabilities                                  41,318,228     13,190,045

Due to SBCC                                                                   --     19,982,000
Other long-term liabilities                                              867,883        884,949
Deferred tax liability                                                 4,447,937             --
Deferred revenue and other credits                                     4,254,708      3,460,000
                                                                    ------------   ------------
           Total  liabilities                                         50,888,756     37,516,994

Minority interest in partnership                                       1,633,514        321,942

Commitments and contingencies                                                 --             --


Stockholders' equity
  Common stock, Class A, $.01 par value; authorized
     10,000,000 shares; none issued                                           --             --
 Common stock, $.01 par value; authorized 50,000,000 shares;
     issued 14,882,290 and 14,256,304 shares, respectively               148,823        142,563
 Additional paid-in capital                                           64,063,405     60,350,127
 Accumulated deficit                                                    (439,173)    (4,083,050)
                                                                    ------------   ------------
                                                                      63,773,055     56,409,640
 Less:
 Treasury stock, at cost (123,124 and 47,124 shares)                  (1,409,401)      (706,401)
 Notes receivable - sale of common stock                              (6,832,938)    (7,960,313)
 Deferred compensation - ESOP                                           (625,742)      (752,489)
           Total stockholders' equity                                 54,904,974     46,990,437
           Total liabilities and stockholders' equity               $107,427,244    $84,829,373
                                                                    ============   ============

     * Derived from audited financial statements as of February 28, 1997

  The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (Unaudited)                     (Unaudited)
                                                        For the Six                    For the Three
                                                   Months Ended August 31,         Months Ended August 31,
                                                 --------------------------      ---------------------------
                                                     1997          1996              1997           1996
                                                 ------------  ------------      ------------   ------------
REVENUES:
Energy sales                                     $140,608,777            --      $ 94,846,083             --
Services                                            3,985,414    $9,221,081         2,322,756     $5,196,315
                                                 ------------  ------------      ------------   ------------
   Total revenues                                 144,594,191     9,221,081        97,168,839      5,196,315
                                                 ------------  ------------      ------------   ------------
COSTS AND EXPENSES
Cost of energy                                    139,978,674            --        94,002,425             --
Cost of services                                    3,965,202     3,006,090         2,299,282      1,509,341
Selling, general and administrative                 5,164,517     3,246,799         2,542,226      1,681,545
Interest and other (income) expense                (3,117,530)   (1,595,337)       (1,462,648)      (838,078)
Minority interest in partnership                      285,817            --           143,106             --
                                                 ------------  ------------      ------------   ------------
    Total costs and expenses                      146,276,680     4,657,552        97,524,391      2,352,808
                                                 ------------  ------------      ------------   ------------

INCOME (loss) BEFORE INCOME TAXES                  (1,682,489)    4,563,529          (355,552)     2,843,507

Provision for income taxes                            110,000     1,020,000           110,000        660,000
                                                 ------------  ------------      ------------   ------------

INCOME (loss) BEFORE EXTRAORDINARY GAIN            (1,792,489)    3,543,529          (465,552)     2,183,507

Extraordinary gain, net of tax and
   allocation to minority interest                  5,436,367            --                --             --
                                                 ------------  ------------      ------------   ------------

NET INCOME (loss)                                $  3,643,878  $  3,543,529         ($465,552)  $  2,183,507
                                                 ============  ============      ============   ============
Earnings (loss) per share - Primary:
   Per common share before extraordinary gain          ($0.11)        $0.24            ($0.03)         $0.14
   Extraordinary gain                                    0.35            --                --             --
                                                 ------------  ------------      ------------   ------------
   Per common share                                     $0.24         $0.24            ($0.03)         $0.14
                                                 ============  ============      ============   ============
Earnings (loss) per share - Fully Diluted:
   Per common share before extraordinary gain          ($0.12)        $0.24            ($0.03)         $0.14
   Extraordinary gain                                    0.35            --                --             --
                                                 ------------  ------------      ------------   ------------
   Per common share                                     $0.23         $0.24            ($0.03)         $0.14
                                                 ============  ============      ============   ============
Weighted average number of common shares and
   common share equivalents:                       15,382,390    15,431,067        13,992,231     15,451,851
                                                 ============  ============      ============   ============

      The accompanying notes are an integral part of these financial statements.

                     YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED AUGUST 31,

                                                                    1997             1996
                                                                 -----------     -----------
                                                                         (Unaudited)
OPERATING ACTIVITIES:
Net income                                                       $ 3,643,878     $ 3,543,529
Adjustments to reconcile net income  to net cash generated
   by (used in) operating activities:
 Extraordinary gain                                               (5,436,367)             --
 Depreciation and amortization                                       140,149          64,022
 Amortization of deferred credits                                   (537,772)             --
 ESOP contribution                                                   292,386         220,326
 Deferred tax asset                                                  (91,000)             --
 Changes in operating assets and liabilities:
    Increase in accounts and other  receivables                  (26,981,336)     (7,269,122)
    Increase in construction in progress                                  --      (2,052,443)
    Net decrease in notes receivable, inventory, other current
       assets, and other assets                                       66,104         209,508
    Net increase  in accounts payable, accrued expenses and
       long-term liabilities                                      30,194,425       1,196,803
    Increase (decrease) in accrued taxes                            (758,435)        676,592
                                                                 -----------     -----------
 NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES                532,032      (3,410,785)
                                                                 -----------     -----------

INVESTING ACTIVITIES:
 Purchase of machinery and equipment                                (169,965)       (107,718)
                                                                 -----------     -----------
 NET CASH USED IN INVESTING ACTIVITIES                              (169,965)       (107,718)
                                                                 -----------     -----------

FINANCING ACTIVITIES:
 Amounts received from ESOP                                               --         400,000
 Settlement of obligation                                         (2,750,000)             --
 Payments on capital leases                                           (3,517)         (3,847)
 Proceeds from exercise of stock options and warrants                266,898         870,526
                                                                 -----------     -----------
 NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES             (2,486,619)      1,266,679
                                                                 -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                             (2,124,552)     (2,251,824)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  11,513,026       5,530,190
                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 9,388,474     $ 3,278,366
                                                                 ===========     ===========

     The accompanying notes are an integral part of these financial statements.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

    In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at August 31, 1997 and results of operations and cash flows for the six and three months ended August 31, 1997 and 1996.

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



                                           Six Months Ended              Three Months Ended
                                               August 31,                    August 31,
                                       -------------------------     -------------------------
                                          1997           1996           1997           1996
                                       ----------     ----------     ----------     ----------
Weighted average number of shares
 outstanding                           14,748,527     13,425,010     14,754,033     13,671,170

Average of unreleased ESOP shares        (790,839)      (898,318)      (761,802)      (941,899)

Dilution (warrants and options)         1,424,702      2,904,375         -0-         2,722,580
                                       ----------     ----------     ----------     ----------
Weighted average number of common
 share and common share equivalents    15,382,390     15,431,067     13,992,231     15,451,851
                                       ==========     ==========     ==========     ==========

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

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

antidilutive based upon income before extraordinary gain. The pro forma effect of adopting the new standard would be:

                                  Six Months Ended         Three Months Ended
                                      August 31,               August 31,
                                  ----------------         ---------------
                                   1997      1996           1997      1996
                                  -----     -----          -----     -----
Earnings loss per share - Basic:

   Per common share before        ($.13)     $.28          ($.03)     $.17
      extraordinary gain
   Extraordinary gain               .39        --             --        --
                                  -----     -----          -----     -----
   Per common share                $.26      $.28          ($.03)     $.17
                                  =====     =====          =====     =====

Earnings loss per share - Diluted:

   Per common share before
      extraordinary gain          ($.13)     $.23          ($.03)     $.14
   Extraordinary gain               .39        --             --        --
                                  -----     -----          -----     -----
   Per common share                $.26      $.23          ($.03)     $.14
                                  =====     =====          =====     =====

(3) SETTLEMENT OF OBLIGATION

    In March 1997, B-41 Associates L.P. ("B-41LP") settled all its obligations to Sanwa Business Credit Corp. ("SBCC") for a cash payment of $2,750,000. SBCC, in exchange for this cash payment gave up all its interest in the future cash flow from the Brooklyn Navy Yard Project and has no continuing interest in any of the Company's projects or assets. In settling this obligation, B-41LP caused RV Associates L.P. ("RVA") and its partners to lose tax benefits that they would have been able to utilize. Therefore, the Company compensated RVA for its lost tax benefits in the total amount of $4 million. The form of this non-cash transaction with RVA and its partners was the exercise of 500,000 pre-existing warrants at $6 per share for a total of $3,000,000, and the transfer of $1,000,000 of the Company's note receivable from the Chairman to a nonconsolidated affiliate. This extinguishment of the SBCC liability resulted in an extraordinary gain of approximately $5.4 million net of taxes of approximately $4.4 million and an allocation to the minority interest of approximately $3.3 million. The $2 million distribution that RVA received from B-41LP in Fiscal 1993 was charged against the capital of B-41LP concurrent with the allocation of the gain to the minority interest.

(4) SETTLEMENT OF CLASS ACTION LITIGATION

    The Company, while denying any liability, and in the opinion of management, in order to avoid a protracted and costly litigation, settled in May 1993 a class action lawsuit which shareholders brought against the Company and certain directors and officers of York. Pursuant to the terms of the settlement, in March 1995, the Company issued to the members of the class, warrants to purchase 600,000 shares of its common stock at $8.00 ("Class A Warrants") per share and warrants to purchase 180,000 shares of its common stock at $6.15 ("Class B Warrants") per share (collectively the "Warrants"). The Class A Warrants expired on November 1, 1995. When the

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Warrants expired, the holders of such warrants became entitled to and did surrender them for $6.9 million drawn under a letter of credit which had been posted on February 16, 1995 by Edison Mission Energy, which is recourse only to future distributions from BNYLP, if any. The Class B Warrants remain outstanding except that at August 31, 1997, 41,091 Class B Warrants had been exercised. Under the terms of the settlement other principal provisions of the Class B Warrants include the following:

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

(vi) On March 18, 1996, the Company agreed with counsel for the Class Action litigants to issue up to 180,000 new Warrants to holders of Class B Warrants as consideration for an extension until December 31, 1996 of the obligation of B-41LP to provide a letter of credit (in an amount up to approximately $1,648,000) to secure the Surrender Price of the remaining Class B Warrants. Court approval of the agreement was given on June 4, 1996. Thereafter, 179,500 new Class C Warrants were issued, the shares issuable upon exercise thereof having been registered. B-41LP did not provide the letter of credit by December 31, 1996, and accordingly, the Class B Warrant expiration date extends day for day and a further extension is presently under negotiation. The new Class C Warrants expire between September 27, 1998 and October 4, 1998, are exercisable at $6.50 per share and do not have any provisions for surrender or collateral. As of August 31, 1997, 87,373 Class C Warrants had been exercised.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board also released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No.
131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. The Company will implement SFAS 130 and SFAS 131 as required in Fiscal 1999. The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

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


    In March, 1996, the Brooklyn Navy Yard ("BNY") Facility delivered initial test quantities of power to Con Edison, equivalent to existing contract capacity. Construction was substantially completed, and on November 1, 1996, the facility commenced operations in accordance with its contract. Mission has funded all construction costs incurred to date, and may be required to provide additional funding or guarantees to secure project financing. The New York City Industrial Development Agency ("NYCIDA") issued $253,925,700 of Industrial Development Revenue Bonds in December 1995, recourse to a Mission guarantee, to finance certain costs incurred through that date. The Company has no obligation to fund the project or provide guarantees and all obligations incurred by BNYLP to date are non-recourse to the Company. BNYLP is in the process of arranging non-recourse financing for the BNY Facility. This non-recourse financing, which is currently scheduled to be completed later this year, will refinance the outstanding NYCIDA bonds and finance a portion of the development, construction and other costs and fees associated with the project. There can be no assurance that this new financing will be completed.

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

    The Company has substantially completed the Warbasse project, and transferred the facility to Warbasse-Cogeneration Technologies Partnership L.P. on August 1, 1996. The Company expects to spend up to $1,400,000 during the next year, on certain remaining items which were accrued at the time of transfer, or enhancements to improve efficiency of operations.

    GENERAL

    Cash generated by operating activities during the six months ended August 31, 1997 was approximately $532,000, as compared to approximately $3,411,000 used during the six months ended August 31, 1996. During the current period, net income of approximately $3,644,000 included a non-cash extraordinary gain of approximately $5,436,000 which was offset by a net increase of certain operating liabilities over operating assets of approximately $2,521,000. During the six months ended August 31, 1996, net income provided approximately $3,544,000, which was offset by an increase in receivables of approximately $7,269,000.

    During the six months ended August 31, 1997, cash used in financing activities was approximately $2,487,000, as compared to approximately $1,267,000
generated during the six months ended August 31, 1996.   During the current
period, $2,750,000 was used to settle an obligation with Sanwa Business Credit Corp., and approximately $267,000 was generated by the exercise of stock options and warrants. During the six months ended August 31, 1996, approximately $871,000 was generated by the exercise of stock options and warrants and $400,000 was received from the York Research Corporation Employee Stock Ownership Plan in repayment of demand purchase money loans.

    The Company has no significant capital commitments, other than certain remaining items related to increased operating efficiency at the Warbasse facility.

    This report may contain certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop and finance new projects and new products; the impact of competition on the Company's revenues; changes in law or regulatory requirements that adversely or positively affect the Company; delays in the

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Company's development of new projects; and changes in unit prices, and supply and demand for electricity and natural gas.

RESULTS OF OPERATIONS

    Total revenues increased approximately $135,373,000 and $91,973,000 when comparing the six and three months ended August 31, 1997 to the corresponding periods in 1996, mainly due to the inclusion of North American Energy Conservation, Inc. ("NAEC"), acquired on November 1, 1996, which accounted for approximately $140,609,000 and $94,846,000, respectively, of the increases.
NAEC is a marketer of wholesale electric power and wholesale and retail natural gas. These increases were offset by decreases in service revenues of approximately $5,236,000 and $2,874,000, respectively. The decreases in service revenues for the six and three months ended August 31, 1997 were due to decreases of $3,650,000 for both periods as a result of the recognition of revenues during Fiscal 1997 pursuant to a services agreement between WCTP and RVA and the Company; and a decrease in engineering services during the six month period of approximately $2,745,000 due mainly to $2,500,000 of reimbursements in Fiscal 1997 by BNYLP for certain engineering costs a portion of which was expensed in prior periods. These decreases in revenues were offset by increases for the six and three months of Fiscal 1998 of approximately $1,159,000 and $853,000, respectively, in service revenues to WCTP due to higher fuel costs and an increase in purchases of supplies, spare parts, etc.

    Cost of energy increased approximately $139,978,000 and $94,002,000, respectively, for the six and three months ended August 31, 1997, commensurate with energy sales. Gross margins on the energy business will be impacted by changes in unit prices, supply and seasonal factors.

    Cost of services, which include fuel and other operations and maintenance costs, during the six and three months ended August 31, 1997 increased approximately $959,000 and $790,000, respectively, compared to the six and three months ended August 31, 1996 commensurate with service revenues from WCTP.

    Selling, general and administrative expenses increased approximately $1,917,000 and $860,000 when comparing the six and three months ended August 31, 1997 to August 31, 1996, due mainly to the inclusion of NAEC, acquired on November 1, 1996, which accounted for approximately $1,568,000 and $751,000, respectively, of the increases. The operations of NAEC since acquisition include payroll and employee benefits, rent and office expenses, consulting fees, etc. The remainder of the increases were due to increases in certain general and administrative expenses related to an expansion of the Company's businesses.

    Interest and other income increased approximately $1,522,000 and $625,000, respectively, when comparing the six and three months ended August 31, 1997 to the six and three months ended August

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

31, 1996. Increases of approximately $951,000 and $381,000, respectively, were attributable to interest on the long-term note receivable from WCTP related to the sale of the Warbasse facility on August 1, 1996. The commencement in December 1996 of general partner fees received by B-41LP from BNYLP accounted for increases in other income of approximately $768,000 and $358,000, during the six and three months respectively.

    A current provision for minimum federal and state and local income taxes has been offset against deferred tax benefits, resulting in a provision for income taxes for the six and three months ended August 31, 1997 of $110,000. The prior period provisions of $1,020,000 and $660,000 were based on the annual effective tax rate applied to the income for the six months and quarter ended August 31, 1996, respectively.

    During the quarter ended May 31, 1997, the Company recorded an extraordinary gain in connection with the settlement of an obligation (see Note 3).

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                       PART II

ITEM  1. Legal Proceedings

         None

ITEM  6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b) There were no reports on Form 8-K filed during the three months ended August 31, 1997.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES


                                      SIGNATURES



Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: October 15, 1997                /s/Robert M. Beningson
                                       --------------------------------
                                       Robert M. Beningson
                                       Chairman of the Board and
                                       President




Dated: October 15, 1997                /s/ Michael Trachtenberg
                                       --------------------------------
                                       Michael Trachtenberg
                                       Executive Vice President
                                       and Chief Financial and
                                       Accounting Officer