Form 10-Q
period 1997-11-30
YORK RESEARCH CORP
filed 1998-01-14
CIK 108976

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    ______________

                                      FORM 10-Q

(Mark One)

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 14,821,123.

                                 YORK RESEARCH
                          CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                NOVEMBER 30,       FEBRUARY 28,
                                                    1997               1997
                                                ------------      -------------
                                                 (UNAUDITED)           *

ASSETS
Current Assets:
  Cash and cash equivalents....................   $7,526,827       $11,513,026
  Energy accounts receivable...................   79,534,574         7,900,114
  Other receivables-related parties............    7,760,425         8,298,806
  Inventory--natural gas.......................    1,965,024         1,312,086
  Deferred tax asset...........................      752,000           661,000
  Other current assets (including
    advances to employees of $68,900
    and $146,300, respectively)................    3,171,014           311,356
                                                ------------      -------------
      Total current assets.....................  100,709,864        29,996,388
Property, plant and equipment, net.............      609,232           602,428
Construction in progress-- Wind Project........    1,653,856            --
Long-term note receivable-- WCTP...............   49,490,535        49,490,535
Advances to minority partner...................           --         2,000,000

Other assets (including advances
  to employees and a former director of
  $620,417 and $608,267, respectively).........    1,630,572         2,402,082
Excess of investment over net
  assets acquired, net........................       308,411           337,940
                                                ------------      -------------
      Total assets............................  $154,402,470     $  84,829,373
                                                ------------      -------------
                                                ------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Energy accounts payable.....................   $80,767,865     $   8,652,263
  Accrued expenses and other payables.........     5,269,312         3,772,284
  Accrued income taxes........................            --           765,498
  Current portion of deferred revenue.........     2,276,576               --
                                                ------------      -------------
      Total current liabilities...............    88,313,753        13,190,045

Due to SBCC...................................            --        19,982,000
Other long-term liabilities...................       860,786           884,949
Deferred tax liability........................     4,447,937               --
Deferred revenue and other credits............     3,582,706         3,460,000
                                                  ----------     -------------
      Total liabilities.......................    97,205,182        37,516,994

Minority interest in partnership..............     1,775,073           321,942

Commitments and contingencies.................            --                --

Stockholders' equity
  Common stock, Class A, $.01 par
    value; authorized 10,000,000
    shares; none issued.......................            --                --
  Common stock, $.01 par value;
    authorized 50,000,000 shares;
    issued 14,944,247 and 14,256,304
    shares, respectively......................       149,443           142,563
  Additional paid-in capital..................    64,410,324        60,350,127
  Accumulated deficit.........................      (327,854)       (4,083,050)
                                                  ----------    --------------
                                                  64,231,913        56,409,640
Less:
Treasury stock, at cost (123,124
  and 47,124 shares)..........................    (1,409,401)         (706,401)
Notes receivable-sale of common
  stock ......................................    (6,832,937)       (7,960,313)
Deferred compensation-ESOP....................      (567,360)         (752,489)
                                                  ----------    --------------
        Total stockholders' equity............    55,422,215        46,990,437
                                                  ----------    --------------
        Total liabilities and stockholders'
          equity..............................  $154,402,470     $  84,829,373
                                                  ----------    --------------
                                                  ----------    --------------

        * Derived from audited financial statements as of February 28, 1997
     The accompanying notes are an integral part of these financial statements.

                     YORK RESEARCH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (UNAUDITED)                   (UNAUDITED)
                                                             FOR THE NINE                  FOR THE THREE
                                                       MONTHS ENDED NOVEMBER 30,      MONTHS ENDED NOVEMBER 30,
                                                     -----------------------------  ----------------------------
                                                          1997           1996            1997           1996
                                                     --------------  -------------  --------------  ------------
Revenues:
  Energy sales.....................................  $  284,864,159  $   5,223,483  $  144,255,382  $  5,223,483
  Services.........................................       5,707,343  $  14,554,965       1,721,929  $  5,333,884
                                                     --------------  -------------  --------------  ------------
    Total revenues.................................     290,571,502     19,778,448     145,977,311    10,557,367
                                                     --------------  -------------  --------------  ------------
Costs and expenses:
  Cost of energy 285,049,209.......................       5,019,961    145,070,535       5,019,961
  Cost of services.................................       5,598,922      4,449,000       1,633,720     1,442,910
  Selling, general and administrative..............       7,262,778      5,079,499       2,098,259     1,832,704
  Interest income-WCTP.............................      (3,395,440)    (2,407,909)     (1,124,663)   (1,097,591)
  Interest and other (income) expense..............      (1,315,172)      (329,413)       (468,419)      (44,396)
  Minority interest in partnership.................         427,376        185,726         141,559       185,726
                                                     --------------  -------------  --------------  ------------
    Total costs and expenses.......................     293,627,673     11,996,864     147,350,991     7,339,314
                                                     --------------  -------------  --------------  ------------
Income (loss) before income taxes..................      (3,056,171)     7,781,584      (1,373,680)    3,218,053

Provision (benefit) for income taxes...............      (1,375,000)     2,062,000      (1,485,000)    1,042,000
                                                     --------------  -------------  --------------  ------------
Income (loss) before extraordinary gain............      (1,681,171)     5,719,584         111,320     2,176,053

Extraordinary gain, net of tax and allocation to
  minority interest................................       5,436,367       --              --             --
                                                     --------------  -------------  --------------  ------------
Net income.........................................  $    3,755,196  $   5,719,584  $      111,320  $  2,176,053
                                                     --------------  -------------  --------------  ------------
                                                     --------------  -------------  --------------  ------------
Earnings (loss) per share--Primary:
  Per common share before extraordinary gain.......  ($        0.11) $        0.38  $         0.01  $       0.14
  Extraordinary gain...............................            0.35       --              --             --
                                                     --------------  -------------  --------------  ------------
  Per common share.................................  $         0.24  $        0.38  $         0.01  $       0.14
                                                     --------------  -------------  --------------  ------------
                                                     --------------  -------------  --------------  ------------
Earnings (loss) per share--Fully Diluted:
  Per common share before extraordinary gain.......  ($        0.11) $        0.37  $         0.01  $       0.14
  Extraordinary gain...............................            0.35       --              --             --
                                                     --------------  -------------  --------------  ------------
  Per common share.................................  $         0.24  $        0.37  $         0.01  $       0.14
                                                     --------------  -------------  --------------  ------------
                                                     --------------  -------------  --------------  ------------
Weighted average number of common shares and common
  share equivalents:...............................      15,507,666     15,470,050      15,758,218    15,559,756
                                                     --------------  -------------  --------------  ------------
                                                     --------------  -------------  --------------  ------------

    The accompanying notes are an integral part of these financial statements.

                 YORK RESEARCH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                           1997        1996
                                                        ---------    ---------
                                                               (UNAUDITED)
OPERATING ACTIVITIES:
Net income...........................................   $3,755,196  $ 5,719,584
Adjustments to reconcile net income to net cash
  generated by (used in) operating activities:
    Extraordinary gain...............................   (5,436,367)          --
    Depreciation and amortization ...................      213,643      108,542
    Amortization of deferred credits.................     (872,782)          --
    ESOP contribution................................      451,522      393,876
    Deferred tax asset...............................      (91,000)          --
    Changes in operating assets and liabilities:
      Increase in accounts and other receivables.....  (71,237,329)  (6,617,146)
      Increase in construction in progress--WCTP.....           --   (2,052,443)
      Net increase in notes receivable,
        inventory, other current assets, and
        other assets.................................   (2,913,461)  (1,786,574)
      Net increase in accounts payable, accrued
        expenses and long-term liabilities...........   77,000,973    6,256,896
        Increase (decrease) in accrued taxes.........     (765,498)   1,880,682
                                                        ----------  -----------
    NET CASH GENERATED BY OPERATING ACTIVITIES.......      104,897    3,903,417
                                                        ----------  -----------
INVESTING ACTIVITIES:
  Increase in construction in progress-Wind Project..   (1,653,856)         --
  Purchase of machinery and equipment................     (190,918)    (143,556)
                                                        ----------  -----------
  NET CASH USED IN INVESTING ACTIVITIES..............   (1,844,774)    (143,556)
                                                        ----------  -----------
FINANCING ACTIVITIES:
  Amounts received from ESOP.........................          --       450,000
  Settlement of obligation...........................   (2,750,000)          --
  Payments on capital leases.........................      (10,006)     (11,086)
  Proceeds from exercise of stock options and
     warrants........................................      513,684    2,662,290
                                                        ----------  -----------
  NET CASH GENERATED BY (USED IN) FINANCING
    ACTIVITIES.......................................   (2,246,322)   3,101,204
                                                        ----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....   (3,986,199)   6,861,065

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....   11,513,026    5,530,190
                                                        ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........   $7,526,827  $12,391,255
                                                        ----------  -----------
                                                        ----------  -----------

    The accompanying notes are an integral part of these financial statements.

                    YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  General

     In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at November 30, 1997 and results of operations and cash flows for the nine and three months ended November 30, 1997 and 1996.

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

(2)  Per Share Data

     Per share data is based on the weighted average number of common shares and common share equivalents (warrants and options) outstanding during the quarter, calculated using the modified treasury stock method, unless antidilutive.

                                       Nine Months Ended              Three Months Ended
                                          November 30,                    November 30,
                                       --------------------          --------------------
                                        1997         1996            1997           1996
                                       --------    --------          -------      -------
Weighted average number of shares
  outstanding........................ 14,758,684   13,617,366     14,803,625     13,883,078

Average of unreleased ESOP shares....   (774,836)    (939,094)      (742,832)      (889,904)

Dilution (warrants and options)......  1,523,818    2,791,778      1,697,425      2,566,582
                                      ----------  -----------    ------------    ----------

Weighted average number of common
 share and common share equivalents.. 15,507,666   15,470,050     15,758,218     15,559,756
                                      ----------  -----------    ------------    ----------
                                      ----------  -----------    ------------    ----------

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

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock unless antidilutive based upon income before extraordinary gain. The pro forma effect of adopting the new standard would be:

                                        Nine Months Ended   Three Months Ended
                                            November 30,        November 30,
                                        ------------------  -------------------
                                         1997      1996      1997        1996
                                        -------   --------  ------     --------
Earnings(loss)per share - Basic:
   Per common share before
      extraordinary gain.............   ($0.12)   $0.46     $0.01     $0.17
   Extraordinary gain................     0.39        -        -         -
                                        ------    -----     -----     -----
   Per common share..................    $0.27     $0.46    $0.01     $0.17
                                        ------    -----     -----     -----
                                        ------    -----     -----     -----

Earnings(loss)per share - Diluted:
   Per common share before
      extraordinary gain.............   ($0.12)   $0.37     $0.01     $0.14
   Extraordinary gain................     0.39        -         -         -
                                        ------    -----     -----     -----
   Per common share..................    $0.27     $0.37    $0.01     $0.14
                                        ------    -----     -----     -----
                                        ------    -----     -----     -----

(3)  Construction In Progress - Wind Project

      In October 1997 the Company completed the acquisition of all the rights to a 15 year 35 MW power purchase agreement with Texas Utilities. The Company immediately commenced procurement, engineering and other activities related to this wind project. Through November 30, 1997, the total costs incurred related to the development and construction of this project were approximately $1,654,000, which is included in construction in progress.

(4)  Settlement of Obligation

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

                        YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Settlement of Class Action Litigation

     The Company, while denying any liability, and in the opinion of management, in order to avoid a protracted and costly litigation, settled in May 1993 a class action lawsuit which shareholders brought against the Company and certain directors and officers of York. Pursuant to the terms of the settlement, in March 1995, the Company issued to the members of the class, warrants to purchase 600,000 shares of its common stock at $8.00 ("Class A Warrants") per share and warrants to purchase 180,000 shares of its common stock at $6.15 ("Class B Warrants") per share (collectively the "Warrants"). The Class A Warrants expired on November 1, 1995. When the Class A Warrants expired, the holders of such warrants became entitled to and did surrender them for $6.9 million drawn under a letter of credit which had been posted on February 16, 1995 by Edison Mission Energy, which is recourse only to certain future distributions from BNYLP, if any. The Class B Warrants remain outstanding except that at November 30, 1997, 41,104 Class B Warrants had been exercised. Under the terms of the settlement as amended, other principal provisions of the Class B Warrants include the following:

(i) The Company has the right to redeem the Class B Warrants in whole or in part for $11.50 per warrant at any time. The Company has agreed to redeem 10% of outstanding Class B Warrants in or about January, 1998, an additional 10% of then outstanding Class B Warrants on April 1, 1999 and the balance on April 1, 2000.

(ii) The Company has the right to reduce the Class B Warrant exercise price in its discretion (the "adjusted exercise price").

(iii) Class B Warrants may no longer be exchanged for the Surrender Price if the closing price of the Company's stock on NASDAQ shall have equaled or exceeded the exercise price or adjusted exercise price of the warrants plus $11.50 on at least seventy-five of ninety consecutive trading days at any time prior to the Expiration Date.

(iv) The Surrender (Redemption) Price of the Class B Warrants is collateralized by a 17.5% limited partnership interest in Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP") held by B-41 Associates, L.P.

(v) By agreement of March 18, 1996, with counsel for the Class Action litigants, the Company issued 179,500 new Class C Warrants to holders of Class B Warrants as consideration for certain extensions of time. The shares issuable upon exercise of the Class B and C Warrants have been registered. The Class C Warrants expire between September 27, 1998 and October 4, 1998, are exercisable at $6.50 per share and do not have any provisions for surrender or collateral. As of November 30, 1997, 87,567 Class C Warrants had been exercised.

                     YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Significant New Accounting Pronouncements

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

     Brooklyn Navy Yard ("BNY") Facility

     Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), a joint venture, was formed on October 19, 1992. BNYLP is owned and controlled equally by a subsidiary of Edison Mission Energy ("Mission"), which is a wholly owned subsidiary of SCE Corp., and a limited partnership, B-41 Associates, L.P.("B-41LP"), in which the Company is a majority partner.

     On November 1, 1996, the BNY facility commenced operations, generating electricity and steam in accordance with its contracts. In December, 1997, a $407,000,000 non-recourse financing for the BNY facility was completed. This financing included tax free Industrial Development Revenue Bonds with maturities to October 1, 2036, as well as taxable bonds due in 2020. The Company provided no guarantees with regard to this financing, and has no obligation to provide funding of any sort. As a result of this financing, and as compensation for services rendered, the Company received a fee of $6 million, which will be included in Service Revenues in the fourth quarter. The Company also expects to receive continuing general partner and other fees over the 40 year life of the project.

     In March 1997, the Company settled all of its obligations related to this project with a financing entity for $2,750,000, plus other consideration (see Note 4).

     Like other large projects of this nature, the BNY cogeneration project is subject to various risks. There can be no assurance that the facility, although completed and financed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls, but if such shortfalls do occur, it could impact the continuing fees mentioned above.

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

     The Company has substantially completed the Warbasse project, and transferred the facility to Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") on August 1, 1996. As a result of being a senior secured creditor of WCTP, the Company has recorded approximately $3,395,000 of interest income on its long-term notes receivable from WCTP for the nine months ended November 30, 1997. The Company expects to spend up to

                       YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


$1,400,000 during the next year, on certain remaining items which were accrued at the time of transfer, or enhancements to improve efficiency of operations, which has been or will be included as part of the long-term notes receivable from WCTP.

     NAEC

     The Company's energy marketing subsidiary, North American Energy Conservation, Inc. ("NAEC"), has experienced dramatic growth since the Company acquired it in November 1996. Revenues have increased from approximately $5,223,000 in the month of November 1996 to approximately $144,000,000 in the quarter ended November 1997. The Company expects this business to continue to grow and improve its margins, and in order to support that growth, NAEC has just completed a $20,000,000 revolving line of credit with Congress Financial Corp., collateralized by NAEC's receivables and other assets, and guaranteed by York. The Company believes this line of credit and possible future expansions thereof will be sufficient to support the capital and credit needs of NAEC.

     NAEC has sold call options related to the wholesale electric business totaling approximately $2.5 million at November 30, 1997. Of this amount, approximately $2.3 million will be recognized as revenue in Fiscal 1999, offset by approximately $1.0 million of prepaid brokerage fees and call option expense.

     General

     Cash generated by operating activities during the nine months ended November 30, 1997 was approximately $105,000, as compared to approximately $3,903,000 generated during the nine months ended November 30, 1996. During the current period, net income of approximately $3,755,000 included a non-cash extraordinary gain of approximately $5,436,000, which was offset by a net increase of certain operating liabilities over operating assets of approximately $2,085,000. During the nine months ended November 30, 1996, net income provided approximately $5,720,000, which was offset by an increase in current assets of approximately $1,787,000.

     During the nine months ended November 30, 1997, cash used in financing activities was approximately $2,246,000, as compared to approximately
$3,101,000 generated during the nine months ended November 30, 1996.   During
the current period, $2,750,000 was used to settle an obligation with Sanwa Business Credit Corp., and approximately $514,000 was generated by the exercise of stock options and warrants. During the nine months ended November 30, 1996, approximately $2,662,000 was generated by the exercise of stock options and warrants and $450,000 was received from the York Research Corporation Employee Stock Ownership Plan in repayment of demand purchase money loans.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


     The Company has begun construction and development of its wind project in Texas. The total capital budget of the wind project is expected to be approximately $40 million, of which $1,200,000 has been committed to date in addition to the amounts included in construction in progress at November 30, 1997. Other than the capital commitments related to this wind project and the capital commitments related to increased operating efficiency at the Warbasse facility, the Company has no significant capital commitments.

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

Results of Operations

     Total revenues increased approximately $270,793,000 and $135,420,000 when comparing the nine and three months ended November 30, 1997 to the corresponding periods in 1996, mainly due to the inclusion of North American Energy Conservation, Inc. ("NAEC"), acquired on November 1, 1996, which accounted for approximately $279,641,000 and $139,032,000, respectively, of the increases. NAEC is a marketer of wholesale electric power and wholesale and retail natural gas. These increases were offset by decreases in service revenues of $7,500,000 and $3,850,000, respectively, as a result of the recognition of revenues during Fiscal 1997 pursuant to a services agreement between WCTP and RVA and the Company; and a decrease in engineering services during the nine month period of approximately $2,769,000 due mainly to $2,500,000 of reimbursements in Fiscal 1997 by BNYLP for certain engineering costs, a portion of which was expensed in prior periods. These decreases in revenues were offset by increases for the nine and three months of Fiscal 1998 of approximately $1,422,000 and $262,000, respectively, in service revenues to WCTP due to higher fuel and other operating costs.

     Cost of energy increased approximately $280,029,000 and $140,051,000, respectively, for the nine and three months ended November 30, 1997, commensurate with energy sales. Gross margins on the energy business will be impacted by changes in unit prices, supply and seasonal factors.

     Cost of services, which include fuel and other operations and maintenance costs, during the nine and three months ended November 30, 1997 increased approximately $1,150,000 and $191,000, respectively, compared to the nine and three months ended November 30, 1996 commensurate with service revenues from WCTP.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


     Selling, general and administrative expenses increased approximately $2,183,000 and $266,000 when comparing the nine and three months ended November 30, 1997 to November 30, 1996, due mainly to the inclusion of NAEC, acquired on November 1, 1996, which accounted for approximately $2,080,000 and $557,000, respectively, of the increases. The operating expenses of NAEC since acquisition include payroll and employee benefits, rent and office expenses, and consulting fees. The remainder of the increase during the nine month period was due to increases in certain general and administrative expenses related to an expansion of the Company's businesses. For the three month period, there was a decrease in professional fees of approximately $222,000.

     Interest income - WCTP increased approximately $988,000 and $27,000, respectively, when comparing the nine and three months ended November 30, 1997 to the nine and three months ended November 30, 1996. The increase for the nine month period was attributable to the commencement of interest due on the long-term note receivable from WCTP related to the sale of the Warbasse facility on August 1, 1996.

     Interest and other income increased approximately $986,000 and $424,000, respectively, for the nine and three month periods. The commencement in December 1996 of general partner fees received by B-41LP from BNYLP accounted for increases in other income of approximately $1,145,000 and $375,000, during the nine and three months, respectively.

     Based on the Company's expectation of a profit in Fiscal 1998, the Company recorded a current benefit for income taxes for the nine and three months ended November 30, 1997 of $1,375,000 and $1,485,000, respectively, which were based on the annual effective tax rate applied to the loss for the nine month period. The prior period provisions of $2,062,000 and $1,042,000 were based on the annual effective tax rate applied to the income for the nine months and quarter ended November 30, 1996, respectively.

     During the quarter ended May 31, 1997, the Company recorded an extraordinary gain in connection with the settlement of an obligation (see
Note 4).

                    YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                     PART II

ITEM  1. Legal Proceedings

          None

ITEM  6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

           None

      (b) There were no reports on Form 8-K filed during the three months ended November 30, 1997.

                                    -13

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES


                                      SIGNATURES



Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 13, 1998                 /s/Robert M. Beningson
                                        -----------------------
                                        Robert M. Beningson
                                        Chairman of the Board and
                                        President




Dated: January 13, 1998                 /s/ Michael Trachtenberg
                                        ------------------------
                                        Michael Trachtenberg
                                        Executive Vice President
                                        and Chief Financial and
                                        Accounting Officer