Form 10-Q/A
period 1997-11-30
YORK RESEARCH CORP
filed 1998-01-15
CIK 108976

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

                     YORK RESEARCH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              (UNAUDITED)                   (UNAUDITED)
                                                             FOR THE NINE                  FOR THE THREE
                                                       MONTHS ENDED NOVEMBER 30,      MONTHS ENDED NOVEMBER 30,
                                                     -----------------------------  ----------------------------
                                                          1997           1996            1997           1996
                                                     --------------  -------------  --------------  ------------
Revenues:
  Energy sales.....................................  $  284,864,159  $   5,223,483  $  144,255,382  $  5,223,483
  Services.........................................       5,707,343  $  14,554,965       1,721,929  $  5,333,884
                                                     --------------  -------------  --------------  ------------
    Total revenues.................................     290,571,502     19,778,448     145,977,311    10,557,367
                                                     --------------  -------------  --------------  ------------
Costs and expenses:
  Cost of energy...................................     285,049,209      5,019,961     145,070,535     5,019,961
  Cost of services.................................       5,598,922      4,449,000       1,633,720     1,442,910
  Selling, general and administrative..............       7,262,778      5,079,499       2,098,259     1,832,704
  Interest income-WCTP.............................      (3,395,440)    (2,407,909)     (1,124,663)   (1,097,591)
  Interest and other (income) expense..............      (1,315,172)      (329,413)       (468,419)      (44,396)
  Minority interest in partnership.................         427,376        185,726         141,559       185,726
                                                     --------------  -------------  --------------  ------------
    Total costs and expenses.......................     293,627,673     11,996,864     147,350,991     7,339,314
                                                     --------------  -------------  --------------  ------------
Income (loss) before income taxes..................      (3,056,171)     7,781,584      (1,373,680)    3,218,053

Provision (benefit) for income taxes...............      (1,375,000)     2,062,000      (1,485,000)    1,042,000
                                                     --------------  -------------  --------------  ------------
Income (loss) before extraordinary gain............      (1,681,171)     5,719,584         111,320     2,176,053

Extraordinary gain, net of tax and allocation to
  minority interest................................       5,436,367       --              --             --
                                                     --------------  -------------  --------------  ------------
Net income.........................................  $    3,755,196  $   5,719,584  $      111,320  $  2,176,053
                                                     --------------  -------------  --------------  ------------
                                                     --------------  -------------  --------------  ------------
Earnings (loss) per share--Primary:
  Per common share before extraordinary gain.......  ($        0.11) $        0.38  $         0.01  $       0.14
  Extraordinary gain...............................            0.35       --              --             --
                                                     --------------  -------------  --------------  ------------
  Per common share.................................  $         0.24  $        0.38  $         0.01  $       0.14
                                                     --------------  -------------  --------------  ------------
                                                     --------------  -------------  --------------  ------------
Earnings (loss) per share--Fully Diluted:
  Per common share before extraordinary gain.......  ($        0.11) $        0.37  $         0.01  $       0.14
  Extraordinary gain...............................            0.35       --              --             --
                                                     --------------  -------------  --------------  ------------
  Per common share.................................  $         0.24  $        0.37  $         0.01  $       0.14
                                                     --------------  -------------  --------------  ------------
                                                     --------------  -------------  --------------  ------------
Weighted average number of common shares and common
  share equivalents:...............................      15,507,666     15,470,050      15,758,218    15,559,756
                                                     --------------  -------------  --------------  ------------
                                                     --------------  -------------  --------------  ------------


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