Form 10-K/A
period 1998-02-28
YORK RESEARCH CORP
filed 1998-06-08
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

(Mark One)

 /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28, 1998

                                       OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from______________ to______________

                           Commission file number 0-72

                            York Research Corporation
                     ---------------------------------------
                     (Exact name of registrant as specified)

             Delaware                                  06-0608633
   --------------------------------               -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   of incorporation or organization)              Identification No.)

        280 Park Avenue, Suite 2700 West,  New York, New York   10017
        -------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (212) 557-6200
Securities registered pursuant to Section 12(b) of the Act:

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 20, 1998 was as follows:

                Common Stock, $.01 par value - $89,139,914

(Based on a closing price of $7.375 for the common stock on such date).

         The number of shares outstanding of the Registrant's classes of common stock, as of May 20, 1998:

                Common Stock, $.01 par value 14,879,782 shares

                Documents incorporated by reference:     None

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Report, including certain statements in the "Business" and "Management's Discussion And Analysis of Financial Condition and Results of Operations" sections, contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words "believe," "anticipate," "intend," "plan," "seek," "will be," "expects," "estimates," "projects" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statements. Certain of these risks include changes in the markets in which the Company operates, price volatility, interest rate volatility, currency risks (in the case of offshore projects and procurement), changes in applicable regulations, or change in supply or demand for energy and energy projects. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objective and plans of the Company will be achieved.

                                     PART I

ITEM 1                              BUSINESS

A.       General

         York Research Corporation ("York" or the "Company") is a developer, owner and marketer of energy related projects and products. York, through its subsidiaries, partnerships, joint ventures and affiliates, conducts business in two complementary areas of the energy industry: (i) developing, constructing and operating energy production facilities, primarily those that utilize natural gas as fuel to produce thermal and electric power ("cogeneration"), and renewable energy projects that convert wind energy into transmittable electric power (collectively, "Power Project Development") and
(ii) marketing (purchase and sale) of energy, both electric power and natural gas, in wholesale markets, and in limited retail markets ("Energy Marketing").

         Within its power project development business, the Company has two currently operating cogeneration facilities in New York City-the 28 Megawatt ("MW") Warbasse facility (the "Warbasse facility") and the 286 MW Brooklyn Navy Yard facility (the "BNY facility"). The Company has begun preconstruction development of a 35 MW wind energy facility in Big Spring, Texas (the "Big Spring project"), scheduled for completion by February 1999. The Company is also planning construction of a 215 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project") scheduled for completion by the fall of 1999. Other power projects, both domestic and international, are in earlier stages of development.

         The Company's Energy Marketing business has been developed to take advantage of the evolving deregulation in the electric power and natural gas industries. York participates in the wholesale energy market through its 85% owned subsidiary, North American Energy Conservation, Inc. ("NAEC"). NAEC began to market wholesale electricity in 1994. As one of the first such federally licensed entities, NAEC has concentrated its activities in the northeastern United States, a high cost area for electricity. Beginning in 1996, York established a natural gas marketing group in NAEC. NAEC's natural gas marketing operation is comprised of wholesale and retail marketing and trading.

         York's power project development strategy is to increase its project development activities selectively around the world, giving priority to negotiated rather than publicly bid opportunities. The Company believes that the market for wind energy projects will grow as wind power becomes increasingly competitive as a source of energy, as a function of its price and environmental benefits. York plans to retain increased ownership interests in its developed projects rather than seeking up-front development fees, as it has in the past, and to expand its marketing activities to blend power generated by its future projects with supplies purchased from third-party producers. York's energy marketing strategy seeks to generate reasonable profit margins while maintaining controlled expansion of its marketing activities by gradually expanding geographically, creating or entering into renewable energy marketing ventures (including the trading of renewable energy credits as, and if, such markets develop) and, as retail markets become viable, developing integrated facilities and services.

         Management believes that these areas of current concentration will allow the Company to capitalize on its strengths and experience while positioning it for the future. During the past several years, the Company has invested a significant portion of its capital resources in developing and nurturing new markets and projects. These efforts and expenditures, which need to continue at some level in the near term, have not yet reached their full potential, but management believes their potential rewards warrant the efforts.

         All note references are to Notes to Consolidated Financial
Statements.

B.       Power Project Development

         1.       The Warbasse Project

         Between 1987 and 1989, York, under contract with the project owner, Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") (see Item 1.D), constructed and operated a 7 MW engine powered cogeneration project that supplied all of the utility services including electricity, heat, hot water and air conditioning to Amalgamated Warbasse Houses, Inc. ("AWH"), a 10,000 resident middle income housing complex in Brooklyn, New York. During 1989, York, as agent for the project owner, WCTP, negotiated a 21 MW Power Sale Agreement between Consolidated Edison Company of New York, Inc. ("Con
Edison") and WCTP based upon expansion of the project. The Power Sale Agreement required WCTP to replace and expand its facility, converting it from an engine facility to a larger gas turbine facility, interconnect with the utility system and achieve commercial operation by the end of 1991, and to achieve full rated capacity no later than December 31, 1994, all of which was accomplished ahead of schedule. This Agreement was approved by the New York State Public Service Commission ("PSC") in October 1989 and includes capacity, energy and operation and maintenance payments continuing through the year 2011, with payments indexed to prevailing fuel price levels and inflation. The Warbasse facility is on land leased from AWH, its thermal host.

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

          The Warbasse facility supplies all of the thermal and electric needs of AWH and the full capacity requirements of its electric power contract with Con Edison, as dispatched. See Item 13 and Note 5 for information regarding receivables due to the Company from WCTP and the operations of the Warbasse facility.

         2.       Brooklyn Navy Yard Project

         Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), is owned equally by a subsidiary of Edison Mission Energy ("Mission"), which is an indirect wholly owned subsidiary of Edison International, and B-41 Associates L.P. ("B-41LP") (see Item 1.D). BNYLP was formed to develop, construct, finance, own and operate the 286 megawatt natural gas fired combined cycle BNY Facility.

         The facility has been operational since 1996 and supplies Con Ed with both electricity and steam under a 40 year contract. Steam is delivered to Con Ed's New York City district steam system, the world's largest, through a tunnel under the East River. BNYLP currently provides more than 15% of Con Ed's total steam in New York City. Electric energy delivered represents about 3% of peak power demand in the service territory. The facility also supplies energy to the host industrial park and to an adjacent waste water facility.

         The project began in 1989 when York executed a lease on the abandoned navy yard coal fired power plant. In 1990, York and associated entities submitted bids to Con Ed, and were awarded separate contracts for three small plants to supply energy to Con Ed. These three successful parties later combined their interests to form B-41LP (which is 74.7% owned by York) and began negotiations to supply the power and steam from a single larger plant by initiating permitting activities and purchasing equipment. In order to finance further development and construction, B-41LP sold 50% of the project to Mission. York and Mission proceeded to complete development and construction of the larger project and negotiated a new 40 year integrated energy supply contract with Con Ed. The project entered service at the end of 1996. Long-term non-recourse project financing was closed on December 17, 1997 with the sale of $100.0 million aggregate principal amount of Senior Secured Bonds Due 2020 and $307.0 million aggregate principal amount of New York City Industrial Development Agency Industrial Development Revenue Bonds due from 2022 to 2036.

         Pursuant to the provisions of the amended and restated partnership agreement, Mission retains the right to take all the votes on the Management Committee that controls the day to day operations of BNYLP. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights, including an equal vote with Mission on certain material decisions affecting the BNY facility, such as sale of assets and renegotiation of power contracts.

    Like other large projects of this nature, the BNY cogeneration facility is subject to various risks. There can be no assurance that the facility, although completed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls, although if the shortfalls occur, they could impact the general partner and royalty fees to be paid to B-41LP under the amended and restated partnership agreement (see Note 4), which are subordinate to debt service.

         3.       Big Spring Project

         On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, which is a party to a power purchase agreement with Texas Utilities Electric Company ("TU Electric"). York has commenced procurement and other preconstruction tasks, and currently expects full commercial operation by February 1999. When completed, the facility is expected to have a capacity of 35 MW and include 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines.

         The TU Electric power purchase agreement has an initial term of 15 years. During the initial term, TU Electric will pay a fixed but escalating price per kilowatt hour ("kWh") for energy delivered up to a specified maximum. A balancing account adjusts for variable wind years by allowing any shortfall in production by the project to be carried forward and credited against excess production over the life of the power purchase agreement. At the end of the initial term, TU Electric may extend the power purchase agreement for each of two 5 year periods. If the power purchase agreement is not extended, York may either sell its output to TU Electric at TU Electric's then avoided costs or market its energy elsewhere. The owner of the project (currently 100% York) is entitled to accelerated U.S. Federal income tax depreciation and to a 1.7 cents per kWh (escalating) wind production tax credit over the first 10 years of operation. This credit may be applied to any income subject to U.S. Federal income taxation. York expects thereby to offset taxable income from Energy Marketing and from other projects. York has subcontracted turbine supply, delivery, erection and commissioning (approximately 75% of the project's estimated construction costs) to Vestas Wind Systems A/S, the largest manufacturer of wind turbines in the world. There can be no assurance that the Big Spring project will be completed on the terms and in the manner described above.

         4.       Trinidad and Tobago Project

         The Company is currently in the process of preconstruction development and negotiating agreements for a 215 MW natural gas fueled combustion turbine project in the Republic of Trinidad and Tobago. Through a local subsidiary, York plans to construct the project for commercial operation by fall 1999. The Trinidad project will sell the bulk of its output under a 30 year contract signed on February 12, 1998 with Trinidad and Tobago Electricity Commission ("T&TEC"), Trinidad's government-owned power distribution utility. Fixed capacity payments, primarily tied to U.S. inflation rates, will constitute the majority of project revenues. T&TEC will have the obligation to supply and pay for fuel for the project, thereby eliminating York's fuel risk on the project. T&TEC's obligations under the power purchase agreement are expected to be supported by a guarantee of the Trinidad government. The Trinidad project is also expected to supply energy to several proposed new industrial developments.

         York has funded development costs to date, may fund initial site construction, and anticipates funding the balance of project costs through non-recourse project financing. The power purchase agreement requires York to retain no less than 51% project ownership for at least ten years. However, York currently plans to retain a greater percentage of project ownership. There can be no assurance that the Trinidad project will be completed on the terms and in the manner described above or that York will be able to obtain the necessary financing.

         5.       Other Power and Wind Projects Under Development

         York has been funding development work on a variety of large and small potential projects in the United States, Canada, Mexico, the Caribbean, Africa, several Mediterranean countries and in Central Asia. There can be no assurances that any of these projects will be completed or successful.

C.       Energy Marketing

         During Fiscal 1997, the Company purchased 85% of the outstanding shares of NAEC (see Note 15). NAEC is engaged in the marketing of electricity and natural gas in wholesale and retail markets. NAEC's personnel have been recruited for the most part from utilities, and their background is in the operational and logistical aspects of energy marketing and arranging for the efficient transportation of electricity or natural gas.

         Wholesale Power

         The transmission of electricity in interstate commerce is subject to regulation by the Federal Energy Regulatory Commission ("FERC"). Currently, transmission-owning utilities are required to provide comparable and non-discriminatory transmission service on their systems to power marketers and others selling electricity. Marketers may buy power from utilities and other marketers, structure a transmission path, and sell electricity at negotiated rates at various destinations to other marketers and to consuming utilities including municipally owned power companies and cooperatives.

         In 1997, NAEC's marketing and trading activities increased as other hubs emerged in the Eastern United States. In order to manage this growing area, additional support personnel were added to the trading and marketing staff of NAEC.

         Natural Gas

         Deregulation in the United States began more than ten years ago when the natural gas pipelines were required to begin the process of unbundling. While the wholesale supply of natural gas has become a commodity marketplace, transmission, storage, and seasonality provide opportunities for profit in selected areas. Trading in the wholesale markets principally occurs at market centers, which are locations where several pipelines meet. Retail deregulation of natural gas is more advanced than retail deregulation of electricity, but it is not complete.

         Beginning in 1996, and in conjunction with NAEC's acquisition, York established a natural gas marketing group in NAEC. NAEC's natural gas marketing operation is comprised of wholesale and retail marketing and trading. The wholesale group trades with utilities, producers, and marketing companies, who buy and sell natural gas daily in order to meet fluctuating market obligations. NAEC does business over approximately 12 to 15 market centers mainly in the Northeast United States but also at locations in the Mid-Atlantic and Gulf of Mexico regions. NAEC has buy/sell commitments with many suppliers and customers.

         The wholesale group also purchases natural gas for NAEC's retail group, which markets it to industrial and commercial accounts in Western and Central New York. Currently NAEC has approximately 60 contracts (typically with up to a one year term) with retail customers.

         Future Opportunities

         As deregulation progresses, the Company anticipates supporting its Energy Marketing activities from existing projects such as the Warbasse facility, and new projects which may be developed or acquired by York and through possible alliances with third party energy producers. In addition, the Company may seek to capitalize on the future synergy between wholesale and retail power marketing.

D.       Subsidiaries, Partnerships and Joint Ventures

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

         York has established several offshore subsidiaries in connection with the Trinidad project. Each is a wholly owned subsidiary of the company listed above it. York Holdings (Caymans) L.L.C. is a wholly owned subsidiary of York Research Corporation

         York Holdings (Caymans) L.L.C. is an Exempted Company incorporated in the Cayman Islands with limited liability.

         York Ex International S.R.L. is organized under the Societies with Restricted Liabilities Act of Barbados, B.W.I.

         York Holdings (Barbados) S.R.L. is organized under the Societies with Restricted Liabilities Act of Barbados, B.W.I.

         InnCOGEN, Limited is a corporation incorporated under the laws of the Republic of Trinidad and Tobago.

         In connection with the Big Spring project, the Company has established two wholly owned subsidiaries, Big Spring Holdings, Inc., and Big Spring Texas Energy Management, Inc., which in turn own 100% of New World Power Texas Renewable Energy L.P.

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

E.       Backlog

         The Company does not currently calculate backlog because the revenue streams are dependent upon a number of variable factors such as inflation, fuel prices, electric utility rates and utilizations, and natural gas prices and supply.

F.       Patents and Trademarks

         The Company and its subsidiaries have no patents or trademarks that can be considered material to the Company's or its subsidiaries' businesses.

G.       Research and Development

         Since research and development costs are not significant, the Company does not account separately for these costs.

H.       Raw Materials and Suppliers

         The Company and its subsidiaries are not dependent on any single source of supplies or services for their activities.

I.       Marketing

         York markets its projects and products through a dedicated sales staff, supplemented by technical support personnel and management personnel from the Company, and by representatives internationally.

J.       Employees

         As of May 12, 1998, the Company and its subsidiaries employed 48 people on a full-time basis. Most of the Company's executives are technically trained and actively engaged in the project development and sales areas.

K.       Competition

         There are many companies with access to greater financial resources that are active in various aspects of the Company's energy business. These companies will continue to compete in the energy marketplace. The Company cannot assess the effect of competition in the future.

L.       Customers

         During Fiscal 1998, all of the services revenues were derived from WCTP and BNYLP. Energy sales were derived from numerous retail customers and utilities. Each customer accounted for less than 10% of total revenues. Due to the relatively short-term nature of contracts with customers, the loss of one of these customers would have no material adverse effect on the Company.

M.       Environmental Matters

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

N.       Regulation

         A subsidiary of the Company operates the Warbasse cogeneration facility in New York, a qualifying cogeneration facility ("QF") pursuant to the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The BNY facility in New York has also obtained QF status.

         Cogeneration projects that meet the QF criteria stated in the federal rules generally are exempt from most of the federal, state and local regulations that apply to generating facilities which are not QFs. However, the New York State Public Service Commission ("NYPSC") has determined that it has the authority to regulate sales of electricity by QFs to retail customers, though the regulatory regime is less burdensome than that applied to traditional utilities. Under New York statutes, QFs, like the Warbasse cogeneration facility, having a maximum generating capacity of less than 80 MW, may distribute electricity to users located at or near a project site and remain exempt from NYPSC regulation.

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

         The BNY facility intends to operate as an exempt wholesale generator ("EWG"). An EWG must be engaged exclusively in the business of owning or operating an eligible facility and selling electricity at wholesale. An eligible facility is a generating facility that is used solely to produce electricity for sale at wholesale. An EWG is exempt under PUHCA and the Company would not become a holding company under PUHCA by virtue of it or one of its subsidiaries or affiliates holding 10% or more of the voting securities or partnership interests in the BNY facility.

         When operated solely as an EWG, the BNY facility would be subject to the New York Public Service Law and the jurisdiction of the NYPSC with respect to matters other than the sale of electricity at wholesale. Assuming that the NYPSC applies the policies that it has applied to other EWGs in previous cases, the BNY facility will be required to comply with minimal regulatory requirements regarding financial and organizational matters. The NYPSC has no jurisdiction over the rates, terms and conditions of the sale of electricity generated by the BNY facility and sold to Con Edison and Brooklyn Navy Yard Development Corp. for resale. Further, to the extent operated solely as an EWG, the BNY facility operates and maintains a steam plant and would be subject to regulation by the NYPSC as a steam corporation. The NYPSC has issued a certificate of public convenience and necessity to the BNY facility as a steam corporation, and has required that the BNY facility comply with only minimal regulatory requirements regarding financial and organizational matters.

         Power Brokering

         A power broker is not considered to be a public utility under the Federal Power Act ("FPA") and is not subject to regulation by the Federal Energy Regulatory Commission, which administers the FPA. A power broker arranges transactions for a buyer and seller and receives a fee for its services. To date, no company that is a power broker has been found by the Securities and Exchange Commission ("SEC") to be an electric utility company under PUHCA. Accordingly, the Company believes that its activities as a broker of electricity also would not result in its becoming an electric utility company or an electric utility holding company under PUHCA, and would not affect the QF status of the Projects.

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

Natural Gas Sales and Marketing

         NAEC does not own or operate any physical facilities for the transmission of natural gas. NAEC is not considered a natural gas company, as that term is defined in the Natural Gas Act of 1938, nor by virtue of its wholesale and retail brokering or marketing of natural gas is it subject to the jurisdiction of the Federal Energy Regulating Commission. NAEC sells natural gas in the State of New York at retail. Based on the existing practice of the NYPSC, the NYPSC's administrative determinations, and judicial decisions concerning the applicability of the Public Service Law of the State of New York to gas marketers, NAEC's retail sales of gas are not subject to the jurisdiction of the NYPSC.

ITEM 2                              PROPERTIES

         The Company leases its facilities. The Company considers its facilities to be suitable and adequate for the purposes for which they are used.


                                                      Square
         Entity/Location                              Footage           Use
         ---------------                              -------           ---
         York Research Corporation                      (1)             Office
           280 Park Avenue
           New York, New York

         Subsidiaries

         Cogeneration Technologies, Inc.                (1)             Office
           280 Park Avenue
           New York, New York

         York Research Canada, Inc.                     (2)             Office
         York Windpower Corp.
           1000 De La Gauchetiere
             Street West
           Montreal, Quebec, Canada

         North American Energy Conservation, Inc.       (3)             Office
           100 Clinton Square, Suite 400
           126 North Salina Street
           Syracuse, New York

         InnCogen Ltd.                                  (4)             Office
           #10 Marine Villas
           Columbus Blvd.
           West Moorings By the Sea
           Trinidad, West Indies



         (1) Total square footage shared by York and Cogen at this location is currently 12,300. Effective July 1, 1998, the square footage will be 16,700.

         (2) Total square footage shared by York Canada and York Windpower Corp. at this location is currently 1,650.

         (3) Total square footage leased by NAEC at this location is approximately 12,850, less approximately 4,500 square feet sublet to three tenants.

         (4) Total square footage leased at this location is approximately 2,000 square feet.

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


                                        High                        Low
                                       -------                    -------
Fiscal Year 1998
    First Quarter                      9-1/4                      7
    Second Quarter                     7-15/16                    6
    Third Quarter                      10                         7
    Fourth Quarter                     8-13/16                    7-1/8

Fiscal Year 1997
    First Quarter                      9-7/8                      5-7/8
    Second Quarter                     10-5/16                    8-5/8
    Third Quarter                      11-5/8                     9-3/8
    Fourth Quarter                     10-1/2                     8-7/8



         On May 20, 1998, the Company had 478 holders of record of its common stock. The Company has not declared any common stock or cash dividends during the last five years and has no present intention to declare cash dividends.

ITEM 6                       SELECTED FINANCIAL DATA
                (in thousands of dollars, except per share data)


                                                          For the Year Ended
                             ------------------------------------------------------------------------
                              2/28/98          2/28/97          2/28/96          2/28/95      2/28/94
                             ---------        ---------        ---------        ---------     -------
Total revenues                $502,980          $46,327          $14,392           $7,524      $6,494
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------
Income (loss) before
 extraordinary gain             $2,670           $7,823           $4,400             $222       ($416)
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------
Net income (loss)               $8,223           $7,823           $4,400             $222       ($416)
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------
Net income (loss) per
 common share - Basic            $0.59            $0.61            $0.38            $0.02      ($0.03)
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------
Net income (loss) per
 common share - Diluted          $0.53            $0.52            $0.35            $0.02      ($0.03)
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------


Total assets                  $145,488          $84,829          $60,002          $50,685     $29,467
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------
Limited recourse long-
 term liabilities (1)               $0          $19,982          $20,232          $20,482          $0
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------
Other long-term
 liabilities                      $942             $885             $685             $638      $1,155
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------
Deferred revenue and
 other credits                  $3,287           $3,460           $3,460           $3,478      $4,097
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------
Stockholders' equity           $60,749          $46,990          $32,827          $21,886     $18,742
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------

Cash dividends declared
 per common share                   $0               $0               $0               $0          $0
                             ---------        ---------        ---------        ---------     -------
                             ---------        ---------        ---------        ---------     -------


(1) Recourse to certain of B-41LP's cash flow and not recourse to the Company. This limited recourse obligation was settled subsequent to February 28, 1997 (see Note 5).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Brooklyn Navy Yard Project

         Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), a joint venture, was formed on October 19, 1992. BNYLP is owned equally by a subsidiary of Edison Mission Energy ("Mission"), which is an indirect wholly owned subsidiary of Edison International, and a limited partnership, B-41 Associates, L.P.("B-41 LP"), in which the Company is the majority partner (see Note 4).

         On November 1, 1996, the BNY facility commenced operations, generating electricity and steam in accordance with its contracts. In December, 1997, a $407,000,000 non-recourse financing for the BNY facility was completed. This financing included tax free Industrial Development Revenue Bonds with maturities to October 1, 2036, as well as taxable bonds due in 2020. The Company provided no guarantees with regard to this financing, and has no obligation to provide funding of any sort, other than an obligation to reimburse Mission for a portion of certain costs, if any, related to a legal action (see Note 4). As a result of this financing, and as compensation for services rendered, the Company received a fee of $6 million from Mission, which was included in Service Revenues in the fourth quarter of Fiscal 1998. The Company also expects to receive continuing general partner and other fees over the 40 year life of the project.

         In March 1997, B-41LP settled all its obligations to Sanwa Business Credit Corp. ("SBCC") for a cash payment of $2,750,000. SBCC, in exchange for this cash payment gave up all its interest in the future cash flow from the BNY facility and has no continuing interest in any of the Company's projects or assets (see Note 4).

        Like other large projects of this nature, the BNY facility is subject to various risks. There can be no assurance that the facility, although completed and financed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls, but if such shortfalls do occur, it could impact the continuing fees mentioned above.

         Warbasse Project

         The Company, through a subsidiary, operates the Warbasse facility, and since September 1994 has supplied on a continuous basis, all the electric and thermal energy needs of the host, Amalgamated Warbasse Houses, Inc. ("AWH"), and is supplying up to the full capacity requirements of its electric power contract with Consolidated Edison Company of New York, Inc. ("Con Ed"), when dispatched.

         The Company transferred the completed facility to Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") on August 1, 1996. As a result of being a senior secured creditor of WCTP, the Company has recorded approximately $4,510,000 of interest income on its long-term notes receivable from WCTP for the year ended February 28, 1998.

         Project Finance

         The Company is seeking to arrange long-term project financing, in the form of one or more long-term bond issues, which will provide full construction and development funding for the Big Spring wind project and the Trinidad power project, as well as additional funds for general corporate purposes and future development activities. It is contemplated that these bond issues will be non-recourse to York but may be secured by cash flow from BNY and WCTP. There can be no assurance that the bond issuances will be successfully completed or will be of sufficient size to provide for all anticipated needs.

         NAEC

         The Company's energy marketing subsidiary, North American Energy Conservation, Inc. ("NAEC"), has experienced dramatic growth since the Company acquired it in November 1996. Revenues have increased from approximately $27 million for the four months ended February 28, 1997 to approximately $489 million for the year ended February 28, 1998. The Company expects this business to continue to grow and improve its margins, although revenues will not continue to grow at the pace experienced in Fiscal 1998, the first full year of combined natural gas and electric marketing. In order to support that growth, in December 1997, NAEC completed a $20,000,000 revolving line of credit with Congress Financial Corp., collateralized by NAEC's receivables and other assets, and guaranteed by York. The Company believes this line of credit and possible future expansions thereof will be sufficient to support the capital and credit needs of NAEC.

         The Company uses put and call options, and futures contracts ("Instruments") in various combinations, to hedge physical positions in electricity and natural gas as well as occasionally for trading purposes. All of these Instruments are settled in the underlying commodity. The ultimate impact of these Instruments will be determined by the prevailing applicable market price.

         NAEC has sold call options related to the wholesale electric business and collected premiums totaling approximately $3 million at February 28, 1998. Of this amount, approximately $2.9 million will be recognized as revenue in Fiscal 1999, offset by approximately $.7 million of prepaid brokerage fees and call option expense.

         General

         During the year ended February 28, 1998, cash balances decreased by approximately $1.3 million. Approximately $5.3 million was generated by operating activities. Net income from operations generated approximately $2.7 million excluding a non-cash extraordinary gain of approximately $5.6 million. This net increase from operations along with increases in accounts payable, accrued expenses, other long-term liabilities and accrued taxes of approximately $62.0 million were offset by increases in receivables of approximately $59.4 million, and amortization of deferred credits of approximately $1.7 million. During the year ended February 28, 1997, cash balances increased by approximately $6.0 million. Net income from operations generated approximately $7.8 million and increases in accounts payable, accrued expenses and other long-term liabilities generated approximately $5.2 million. These sources of cash were offset by an increase in receivables of approximately $11.0 million predominantly due to the acquisition of NAEC, which principally accounts for cash generated by operating activities of approximately $2.1 million. During Fiscal 1996, the Company had net income of approximately $4.4 million offset by approximately $3.0 million spent on construction of the Warbasse project, and an increase in receivables of approximately $1.7 million, resulting in cash used in operating activities of approximately $509,000.

         During Fiscal 1998, approximately $4.4 million was used in investing activities, mostly for construction in progress.

         During Fiscal 1998, approximately $2.2 million was used in financing activities. $2.7 million was used to settle the Company's obligation to SBCC, offset by proceeds from the exercise of options and warrants of approximately $.6 million. Approximately $3.9 million was generated by financing activities during Fiscal 1997, mainly due to proceeds from the exercise of stock options and warrants of approximately $3.7 million and the repayment by the York Research Corporation Employee Stock Ownership Trust ("ESOP") of $450,000. Cash generated by financing activities in Fiscal 1996 was approximately $4,416,000, due to the repayment by the ESOP of $3,079,000 of the demand purchase money loans due to the Company, and $1,455,000 due to proceeds from the exercise of stock warrants and options.

         The ESOP purchased from the Company a total of 3,793,500 shares of the Company's Common Stock between 1988 and February 28, 1996 in exchange for demand purchase money loans, totaling approximately $14,462,000 (see Note
11). During Fiscal 1996, the ESOP trustee sold 606,000 shares of the Company's common stock at a profit to the ESOP, and repaid $3,079,000 of the demand purchase money loan. During Fiscal 1997, the ESOP trustee sold 50,000 shares of the Company's common stock, and repaid $450,000 of the demand purchase money loan. There were no repayments during Fiscal 1998.

         See Note 3 for disclosure of the impact of significant new accounting pronouncements.

         Year 2000 Compliance

         The Company has completed a review of its computer systems and operations to determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. The Year 2000 problem is the result of prior computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations.

         The Company has concluded that its significant computer programs and operations will not be affected by the Year 2000 problem and that the programs that will be affected can and will be properly modified or replaced by the end of 1999 at a cost which will not be significant to the Company.

         In addition, the Company is unable at this time to assess the extent to which it will be impacted by the Year 2000 issue with respect to businesses and other entities who provide data to or receive data from the Company, or whose financial condition or operational capability is important to the Company, as suppliers or customers.

Results of Operations

1998 Compared to 1997

         In a year to year comparison between Fiscal 1998 and Fiscal 1997, total revenues increased approximately $456,700,000. This increase is due to an increase in energy sales by NAEC of approximately $462,600,000. Fiscal 1998 reflects a growth in electric power revenues and the first full year of combined electric power and natural gas revenues, while Fiscal 1997 reflects only four months of predominantly electric revenues as a result of the acquisition of NAEC on November 1, 1996.

         Service revenues decreased approximately $6,000,000 as a result of a number of factors. During Fiscal 1998, B-41LP received a fee of $6,000,000 from Mission related to the closing of the Brooklyn Navy Yard long-term project financing (see Note 4). Service revenues to WCTP increased approximately $1,800,000 due to higher fuel and other operating costs. These increases in service revenues were offset by decreases due to certain revenues recognized in Fiscal 1997 but not in Fiscal 1998. A decrease of $11,000,000 resulted from the recognition of revenues during Fiscal 1997 pursuant to a services agreement between WCTP and RVA and the Company (see
Note 14), and a decrease of $2,500,000 resulted from the recognition of revenues during Fiscal 1997 due to reimbursements by BNYLP for certain engineering costs, a portion of which had been expensed in prior periods.

         Cost of energy increased approximately $462,900,000, predominantly due to an increase in energy sales. Gross margins on the energy business will be impacted by changes in unit prices, supply and seasonal factors.

         Cost of services, which include fuel and other operations and maintenance costs, increased approximately $1,800,000, commensurate with service revenues from WCTP.

         Selling, general and administrative expenses increased approximately $1,700,000. The inclusion of a full year of expenses for NAEC accounted for an increase of approximately $2,200,000. Expenses also increased by approximately $300,000 as a result of recognition of the redemption of Class B Warrants (see Note 10). These increases were offset by a decrease of approximately $650,000 in expenditures for consulting and professional fees.

         Interest income-WCTP increased approximately $1,000,000 due to the commencement of interest due on the long-term note receivable from WCTP related to the sale of the Warbasse facility on August 1, 1996. Fiscal 1998 reflects a full year of interest income, while Fiscal 1997 reflects seven months.

         Interest and other income increased approximately $2,000,000. The commencement in December 1996 of general partner fees received by B-41LP from BNYLP accounts for approximately $1,000,000 of this increase, since Fiscal 1998 reflects a full year of general partner fees, while Fiscal 1997 reflects only three months. The balance of the increase was due to the recognition of approximately $1,100,000 as royalty fees, which commenced in January 1998, and will continue for four years.

         An extraordinary gain of approximately $5,600,000 was recorded in Fiscal 1998 relating to the settlement of the obligation to SBCC.

1997 Compared to 1996

         Total revenues in Fiscal 1997 increased by approximately $31,936,000 over Fiscal 1996, due predominantly to the acquisition of NAEC on November 1, 1996 (see Note 15), which accounted for the increase in energy sales of approximately $26,571,000. Service revenues increased by approximately $9,307,000, due mainly to an increase of $11,000,000 as a result of a services agreement between WCTP and RVA, and the Company (see Note 14), and an increase of approximately $748,000 in service revenues to WCTP due to higher fuel costs, and an increase in purchases of supplies, spare parts, etc. These increases were offset by a decrease in engineering services of approximately $2,442,000, due mainly to $2,500,000 of reimbursements in Fiscal 1997 by BNYLP for certain engineering costs a portion of which was expensed in prior periods versus $5,000,000 of similar reimbursements in Fiscal 1996. Development and other fees decreased approximately $3,942,000 due to none being earned in Fiscal 1997.

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

         Selling, general and administrative expenses increased approximately $1,840,000. The operations of NAEC accounted for approximately $1,135,000 of the total increase in selling, general and administrative expenses, with the remaining increase resulting from an additional $470,000 spent on payroll and employee benefits in Fiscal 1997, due to salary increases and bonuses, and increased consulting fees of approximately $360,000 for the development of potential new markets.

         Interest income-WCTP increased approximately $1,130,000. This was mainly due to interest recorded by Cogen due on the note receivable from WCTP which commenced in August, 1996 (see Note 5).

         Interest and other income increased approximately $644,000. Additional receipts of approximately $168,000 from AWH, recognized as other income, in payment of certain amounts due to Cogen which were deferred in prior years, accounted for a portion of this increase. The commencement in December 1996 of general partner fees received by B-41LP from BNYLP accounted for an increase in other income of approximately $299,000.

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements on Page 33.

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

The executive officers and directors of the Company are:

         Robert M. Beningson                 Chairman of the Board, President
                                               and Chief Executive Officer

         Michael Trachtenberg                Executive Vice President, Chief
                                               Financial and Accounting Officer
                                               and Secretary

         Robert C. Paladino                  Executive Vice President

         Vito L. Elefante                    Vice President

         Stanley Weinstein                   Director

         Howard Sommer                       Director

         Mr. Robert M. Beningson, 69, was elected a director of the Company in October 1981. In February 1982, Mr. Beningson was elected Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Beningson is Chief Executive Officer and Chairman of the Board of each of the Company's subsidiaries. Previously, Mr. Beningson was Chairman of the Board of Directors of the Company between 1968 and 1979.

         Mr. Michael Trachtenberg, 49, a Certified Public Accountant, joined the Company in January 1987 and was elected Vice President, Chief Financial Officer and Secretary in March 1987. From November 1985, until joining the Company, Mr. Trachtenberg was a financial consultant in private practice. Prior thereto, Mr. Trachtenberg was Vice President-Finance and Chief Financial Officer of S&S Corrugated Paper Machinery Co., Inc. From 1980 to 1984 Mr. Trachtenberg held various positions with Carter Day Industries, Inc., an agricultural equipment manufacturer and energy and environmental systems company, culminating in his appointments as Vice President, Treasurer and Chief Financial Officer.

         Mr. Robert C. Paladino, 47, joined the Company in January 1987 and was elected Executive Vice President in April 1990. From October 1980 until joining the Company, Mr. Paladino was Senior Vice President and General Counsel of NPS Technologies Group, Inc., an engineering and construction company serving the electric utility industry. From 1974 to 1980, Mr. Paladino held various positions with the Edison Electric Institute, the national organization for the investor-owned electric utility industry, culminating in his appointment as Director of Fossil Fuels and Assistant to the President.

         Mr. Vito L. Elefante, 48, joined the Company in April 1998 and was then elected Vice President. Prior to joining York, Mr. Elefante was Vice President of Edison Mission Energy New York, Inc. and Executive Director of Brooklyn Navy Yard Cogeneration Partners, L.P. Prior to that, Mr. Elefante worked at Long Island Lighting Company for twenty years, where he was responsible for independent power generation, purchasing and fuels. Mr.

Elefante is excluded from Items 11 and 12, as he joined the Company subsequent to February 28, 1998.

         Mr. Stanley Weinstein, 72, was elected to the Board of Directors in May, 1995. Until 1991, Mr. Weinstein was a partner at Deloitte and Touche, certified public accountants, and since such date, has been an independent consultant.

         Mr. Howard Sommer, 57, was elected to fill a vacancy on the Board of Directors in September, 1997. In September 1995, Mr. Sommer was elected the President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity fund created and funded by eleven major banks in New York City. Beginning in 1973, as President of U.S. Capital Corporation and Fundex Capital Corporation, he managed finance and investment company activities that provided over $100 million in funding to small businesses. Prior to that time, Mr. Sommer served in a management capacity for IBM and Xerox Corporation.

         Mr. H. Clifton Whiteman, who had served as a Director of the Company since July, 1991, resigned from the Board of Directors in June, 1997, and has been excluded from all information on directors included in the Form 10-K for the year ended February 28, 1998.

         None of the directors or executive officers of the Company are related to each other.

ITEM 11                      EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation received by the Company's Chief Executive Officer and the remaining most highly paid executive officers for the three fiscal years ended February 28, 1998.


                                               Annual Compensation                Long-Term Compensation
                                             ---------------------------------
                                                                                         Awards         Payouts
                                                                                  -------------------   -------
                                                                                    Restr                              All Other
                                                                       Other        Stock     Options/      LTIP       Compen-
                                              Salary     Bonus     Compensation    Awards       SAR's     Payouts      sation
 Name & Principal Position            Year     ($)        ($)         ($)(2)        ($)        (#)(1)       ($)        ($)(3)
--------------------------            ----    -------   -------    ------------    ------     --------    -------     --------
ROBERT M. BENINGSON                   1998    400,681         0            0           0          0          0         18,568
  Chairman, President &               1997    400,681         0            0           0          0          0         18,875
  Chief Executive Officer             1996    400,681         0            0           0          0          0         12,109

MICHAEL TRACHTENBERG                  1998    210,000         0            0           0          0          0         20,044
  Executive Vice President &          1997    199,231   100,000            0           0          0          0         23,418
  Chief Financial and Accounting      1996    190,000         0            0           0          0          0         14,699
  Officer

ROBERT C. PALADINO                    1998    210,000         0            0           0          0          0         20,044
  Executive Vice President            1997    193,846   100,000            0           0          0          0         23,418
                                      1996    179,538         0       15,000           0          0          0         14,699


(1)    The Company does not grant SAR's.

(2)    Forgiveness of indebtedness.

(3) Represents the value of the Company's contribution to the ESOP allocable to executives' accounts for such year.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information on option grants in Fiscal 1998 to the named executive officers.


                                                       Individual Grants
                                        -------------------------------------------
                                         % of Total
                                           Options                                         Alternative
                             Options     Granted to       Exercise                         Grant Date
                             Granted    Employees in       Price         Expiration       Present Value
         Name                  (#)       Fiscal Year      ($/Share)        Date               ($)
        ------               -------    -------------     ---------      ----------       --------------
ROBERT M. BENINGSON             0            N/A             N/A            N/A               N/A

MICHAEL TRACHTENBERG            0            N/A             N/A            N/A               N/A

ROBERT C. PALADINO              0            N/A             N/A            N/A               N/A


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUE

         The following table sets forth information on option exercises in Fiscal 1998 by the named executive officers and the value of such officers unexercised options at February 28, 1998.


                               Shares                                                              Value of Unexercised
                             Acquired                          Unexercised Options                 In-the-Money Options
                                on           Value             at Fiscal Year End (#)            at Fiscal Year End ($) (1)
                             Exercise      Realized       -------------------------------      -----------------------------
          Name                 (#)         ($) (1)        Exercisable       Unexercisable      Exercisable     Unexercisable
         ------              --------      --------       -----------       -------------      -----------     -------------
ROBERT M. BENINGSON                0             0         1,725,000                  0        4,093,000                 0

MICHAEL TRACHTENBERG          25,000       121,872           214,000             26,000          560,750            86,250

ROBERT C. PALADINO             4,000        15,000           177,000             15,000          478,125            48,125


(1) Value calculated is the difference between closing price on the date of exercise or year end, respectively, and the exercise price.

                               PENSION PLAN TABLE

                              Years of Service (2)


Remuneration(1)        10           15           20          25        30         35+
---------------      ------       ------       ------      ------    ------     ------
    50,000            3,200        4,125        5,200       6,250     7,500      8,750
   100,000            8,200       11,625       15,200      18,250    21,675     24,175
   150,000           13,200       19,125       25,200      30,750    36,675     40,425
   200,000           18,200       26,625       35,200      43,250    51,675     56,675
   250,000           23,200       34,125       45,200      55,750    66,675     72,925


(1) Based on highest five year average and includes annual salary and cash bonus, if any.
(2) The years of credited service for individuals listed in the Summary Compensation Table are 42 for Robert M. Beningson, 11 for Robert C. Paladino, and 15 for Michael Trachtenberg.

         IRS regulations limit the amount of compensation credited for Pension Plan purposes to $150,000 per year, subject to cost of living increases.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based on its review of Forms 3, 4 and 5 submitted to it by is Directors and Executive Officers, the Company is not aware of any non-compliance with the reporting provisions of Section 16 by its Directors or Executive Officers.

COMPENSATION OF DIRECTORS

         Directors receive fees for attending Board or Committee meetings. In both Fiscal 1998 and Fiscal 1997, Mr. Weinstein received $24,000. Mr. Sommer received $10,000 in Fiscal 1998.

         The Company has not entered into any employment contracts with any of the herein named Officers or Directors.

                              SECURITY OWNERSHIP OF
ITEM 12               CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.       Security Ownership of Certain Beneficial Owners

         The following table sets forth the information indicated as of February 28, 1998, as to all persons known by the Board of Directors to be the beneficial owners of more than five percent of the Corporation's Common Stock.


Name and Address                       Amount and Nature of      Percent of
of Beneficial Owner                    Beneficial Ownership      Class (1)
-------------------                    --------------------      ----------
Robert M. Beningson                      3,491,000 (1) (2)          20.9%
280 Park Avenue
New York, NY  10017

Stanley Weinstein                        1,020,014 (1) (4)           6.8%
280 Park Avenue
New York, NY 10017

York Research Corp.                        980,014 (1)               6.6%
Employee Stock Ownership Plan
280 Park Avenue
New York, NY  10017


See note references below.

b.       Security Ownership of Management

         The following table sets forth the information indicated as of February 28, 1998 with respect to common stock of the Company beneficially owned by directors and officers of the Company and by directors and officers as a group:


Name of                                Amount and Nature of      Percent of
Beneficial Owner                       Beneficial Ownership      Class (1)
----------------                       --------------------      ---------
Robert M. Beningson                      3,491,000 (1)(2)           20.9%

Michael Trachtenberg                       277,000 (1)(2)            1.8%

Robert C. Paladino                         202,000 (1)(5)            1.3%

Stanley Weinstein                        1,020,014 (1)(4)            6.8%

Howard Sommer                               20,000 (1)(6)             (6)

Directors and Officers                   5,010,014 (1)              29.2%
as a group (5) persons


(1) The Percent of Class is based upon 14,961,438 issued and outstanding shares of common stock at February 28, 1998 plus the shares that underlie unexercised warrants or options held by the individuals.

(2) Includes 824,000 shares owned directly, plus warrants to purchase 1,150,000 shares of common stock, options to purchase 575,000 shares of common stock and 942,000 shares owned by RRR'S Ventures, Ltd., a corporation controlled by Mr. Beningson.

(3) Includes 37,000 shares owned directly by Mr. Trachtenberg and options to purchase 240,000 shares of common stock.

(4) Includes warrants to purchase 40,000 shares of common stock, and 980,014 shares held by the ESOP of which Mr. Weinstein is the trustee.

(5) Includes 10,000 shares owned directly by Mr. Paladino and options to purchase 192,000 shares of common stock.

(6) Includes warrants to purchase 20,000 shares of common stock; less than 1% ownership.

ITEM 13             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Beningson is President and a major shareholder of RRR'S Ventures, Ltd., a corporation in which the Chief Financial Officer of the Company is also a minor shareholder, which is 25% general partner in WCTP, limited partner in RV Associates L.P. ("RVA") (which in turn is a minority partner in B-41LP), and 10% general partner in York Cogen Partners L.P. ("YCP"), a limited partner in B-41LP (see Note 4). Mr. Beningson is also a 15% shareholder in NAEC.

         At February 28, 1998, WCTP was indebted to the Company for approximately $5,620,000 related to operations and maintenance services and other related receivables, for approximately $2,651,000 for loans to WCTP and for professional services paid for on behalf of WCTP, for approximately $29,369,000 related to the transfer of the Warbasse Facility, and indebted to YCP for $28,522,000 (see Note 5).

         At February 28, 1998, Mr. Beningson was indebted to the Company for $5,971,500 related to the exercise of warrants and purchase of common shares in prior years. Mr. Trachtenberg is indebted to the Company for $214,860 related to the exercise of options. Mr. Paladino is indebted to the Company for $399,000 related to the exercise of options and certain advances. All these amounts are non-interest bearing and are payable on demand.

         In March 1997, B-41LP settled all its obligations to SBCC for a cash payment of $2,750,000. SBCC, in exchange for this cash payment gave up all its interest in the future cash flow from the Brooklyn Navy Yard Project and has no continuing interest in any of the Company's projects or assets. In settling this obligation, B-41LP caused RVA and its partners to lose tax benefits that they would have been able to utilize. Therefore, the Company compensated RVA for its lost tax benefits in the total amount of $4 million. The form of this non-cash transaction with RVA and its partners was the exercise of 500,000 pre-existing warrants at $6 per share for a total of $3,000,000, and the transfer of $1,000,000 of the Company's note receivable from the Chairman to a nonconsolidated affiliate. This extinguishment of the SBCC liability resulted in an extraordinary gain of approximately $5.6 million net of taxes, which was reflected in the first quarter of Fiscal 1998.

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

(1)(1) and (a)(2): See Index to Consolidated Financial Statements at Page 33.

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

         3(b)     Bylaws of the Company. (1)

         4(a) Form of Certificate evidencing Common Stock, $.01 par value per share, of the Company. (2)

         10(o) Agreement for Construction of Additional Capacity, dated May 7, 1990, between Warbasse-Cogeneration Technologies Partnership, L.P. and York Research Corporation. (3)

         10(q) Lease and Energy Sale Agreement, dated December 18, 1989 between the Brooklyn Navy Yard Development Corporation and Cogeneration Technologies, Inc., a wholly owned subsidiary of the Company. (4)

         10(r) Amended and Restated Limited Partnership Agreement by and between Mission Energy New York, Inc. and B-41 Associates, L.P., dated November 1, 1997, with Exhibits thereto. (9)

         10(s) Stipulation of Settlement among counsel to plaintiffs in litigation entitled In Re York Research Corporation Securities Litigation, United States District Court, Southern District of New York, Master File No. 91 Civ. 5040 (LJF), and counsel for all defendants therein, dated January 15, 1993, with Exhibits thereto. (5)

         10(t) Final Judgment of Dismissal with Prejudice, In Re York Research Corporation Securities Litigation, United States District Court, Southern District of New York, Master File No. 91 Civ. 5040 (LJF). (5)

         10(u) Amended and Restated Agreement of Limited Partnership of B-41 Associates L.P., dated December 26, 1992. (5)

         10(bb) Promissory Note, dated November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. payable to the order of Cogeneration Technologies, Inc. (8)

         10(cc) Security Agreement, dated as of November 17, 1994, made by Warbasse- Cogeneration Technologies Partnership L.P. to Cogeneration Technologies, Inc. (8)

         10(dd) Assignment and Security Agreement, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. to Cogeneration Technologies, Inc. (8)

         10(ee) Intercreditor Agreement, dated as of November 17, 1994, by and among Tomen Power Corporation, B-41 Associates, L.P., Cogeneration Technologies, Inc. and Warbasse-Cogeneration Technologies Partnership L.P. (8)

         10(ff) Restructuring Fee Agreement, dated as of November 17, 1994, by and among Warbasse-Cogeneration Technologies Partnership L.P., B-41 Associates, L.P. and Cogeneration Technologies, Inc. (8)

         10(gg) Subordinated Promissory Note, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. payable to the order of B-41 Associates, L.P. in the principal amount of $3,000,000. (8)

         10(hh) Subordinated Promissory Note, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. payable to the order of Cogeneration Technologies, Inc. in the principal amount of $3,000,000. (8)

         10(ii)   Agreement of Limited Partnership of York Cogen Partners, L.P.

         10(jj) Renegotiation and Payment Agreement dated February 28, 1997 by and between Sanwa Business Credit Corporation and B-41 Associates, L.P.

         10(kk) York Partners Reimbursement Agreement (PMNC) dated as of November 1, 1997, among B-41 Associates, L.P., Brooklyn Navy Yard Cogeneration Partners, L.P. and Edison Mission
                  Energy. (9)

         10(ll) Amended and Restated Agreement of Limited Partnership of New World Power Texas Renewable Energy Limited Partnership dated as of September 29, 1997. (9)

         10(mm) Renewable Resource Energy Purchase Agreement between Texas Utilities Electric Company and New World Power Texas Renewable Energy Limited Partnership dated September 13, 1994, and Amendment No. 1 thereto dated November 25, 1996, Amendment No. 2 thereto dated February 19, 1997 and Amendment No. 3 thereto dated August 29, 1997. (9)

         10(nn) Wind Turbine Equipment Sales and Installation Contract dated as of March 31, 1998 between York Research Corporation and Vestas-American Wind Technology, Inc. (9)

         21       Subsidiaries of the Company (9)

         23       Consent of Independent Certified Public Accountants.

(b)      Consolidated Financial Statements

         See Index to Consolidated Financial Statements at Page 33.

         All other exhibits and financial statement schedules have been omitted because they have been previously filed or incorporated by reference, in the Company's Form 10-K for the fiscal year ended September 30, 1990, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

(c)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the year ended February 28, 1998:

                  None

(1) Previously filed as an Exhibit, under the corresponding exhibit number, to the Company's Form 10-K for the fiscal year ended September 30, 1982, Commission file number 0-72, and incorporated herein by reference.

(2) Previously filed as an Exhibit, under the corresponding exhibit number with Registration Statement No. 33-13899 on April 30, 1987 and incorporated herein by reference.

(3) Previously filed as an Exhibit with the Company's Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

(4) Previously filed as an Exhibit with the Company's Form 10-K for the year ended September 30, 1990 and incorporated herein by reference.

(5) Previously filed as an Exhibit with the Company's Form 10-K for the year ended February 28, 1993 and incorporated herein by reference.

(6) Previously filed as an Exhibit with the Company's Form 10-K for the year ended February 28, 1994 and incorporated herein by reference.

(7) Previously filed as an Exhibit with the Company's Form 10-Q for the quarter ended August 31, 1994 and incorporated herein by reference.

(8) Previously filed as an Exhibit with the Company's Form 10-Q for the quarter ended November 30, 1994 and incorporated herein by reference.

(9)      To be filed by amendment.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  Page(s)

York Research Corporation and Consolidated Subsidiaries:

     Report of Independent Certified Public Accountants                               34

     Consolidated Financial Statements:
       Consolidated Balance Sheets - February 28, 1998 and 1997                       35

     Consolidated Statements of Income for the Years Ended February 28,
       1998, February 28, 1997 and February 28, 1996                                  36

     Consolidated Statement of Stockholders' Equity for the Years Ended
       February 28, 1998, February 28, 1997 and February 28, 1996                     37

     Consolidated Statements of Cash Flows for the Years Ended February 28,
       1998, February 28, 1997 and February 28, 1996                                  38

     Notes to Consolidated Financial Statements                                       39
                                                                                    through
                                                                                      65


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
York Research Corporation:

      We have audited the accompanying consolidated balance sheets of York Research Corporation and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Research Corporation and Subsidiaries at February 28, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.

Grant Thornton LLP

New York, New York
May 22, 1998

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           February 28,     February 28,
                                                               1998             1997
                                                           ------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                $ 10,254,366      $11,513,026
  Energy accounts  receivable                                64,655,498        7,900,114
  Other receivables - related parties                         6,026,479        8,298,806
  Inventory - natural gas                                            --        1,312,086
  Deferred tax asset                                          1,238,000          661,000
  Other current assets (including advances to
    employees of $85,700 and $146,300, respectively)          1,924,972          311,356
                                                           ------------     ------------
      Total current assets                                   84,099,315       29,996,388

Property, plant and equipment, net                              577,058          602,428
Long-term receivable - WCTP                                   4,905,689               --
Construction in progress                                      4,187,134               --
Long-term note receivable - WCTP                             49,490,535       49,490,535
Advances to minority partner                                         --        2,000,000
Other assets (including advances to employees and a
  former director of $730,167 and $608,267, respectively)     1,929,723        2,402,082
Excess of investment over net assets acquired, net              298,568          337,940
                                                           ------------     ------------
    Total assets                                           $145,488,022      $84,829,373
                                                           ------------     ------------
                                                           ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Energy accounts payable                                  $ 62,633,944      $ 8,652,263
  Accrued expenses and other payables                         7,237,081        3,772,284
  Accrued income taxes                                           88,178          765,498
  Current portion of deferred revenue                         2,991,307               --
                                                           ------------     ------------
    Total current liabilities                                72,950,510       13,190,045

Due to SBCC                                                          --       19,982,000
Other long-term liabilities                                     942,146          884,949
Deferred revenue and other credits                            3,287,000        3,460,000
Deferred tax liability                                        5,632,100               --
                                                           ------------     ------------
    Total  liabilities                                       82,811,756       37,516,994

Minority interest in partnership                              1,927,342          321,942

Commitments and contingencies                                        --               --

Stockholders' equity
  Common stock, Class A, $.01 par value; authorized
    10,000,000 shares; none issued                                   --               --
  Common stock, $.01 par value; authorized 50,000,000
    shares; issued and outstanding 14,961,438 and
    14,256,304 shares in 1998 and 1997, respectively            149,614          142,563
  Additional paid-in capital                                 65,212,681       60,350,127
  Accumulated earnings (deficit)                              4,139,729       (4,083,050)
                                                           ------------     ------------
                                                             69,502,024       56,409,640
  Less:
  Treasury stock, at cost (123,124 and 47,124
    shares, respectively)                                    (1,409,401)        (706,401)
  Notes receivable - sale of common stock                    (6,832,938)      (7,960,313)
  Deferred compensation - ESOP                                 (510,761)        (752,489)
                                                           ------------     ------------
    Total stockholders' equity                               60,748,924       46,990,437
                                                           ------------     ------------
    Total liabilities and stockholders' equity             $145,488,022      $84,829,373
                                                           ------------     ------------
                                                           ------------     ------------


  The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED FEBRUARY 28,


                                                                         1998             1997             1996
                                                                     ------------      -----------      ----------
Revenues:
  Energy sales                                                       $489,192,939      $26,570,707      $        --
  Services                                                             13,786,604       19,756,615       14,391,749
                                                                     ------------      -----------      -----------
    Total revenues                                                    502,979,543       46,327,322       14,391,749
                                                                     ------------      -----------      -----------

Costs and expenses:
  Cost of energy                                                      488,045,224       25,112,691               --
  Cost of services                                                      7,606,762        6,216,115        5,452,869
  Selling, general and administrative                                   9,520,248        7,859,239        6,019,547
  Interest income - WCTP                                               (4,510,531)      (3,490,122)      (2,359,531)
  Interest and other (income) expense                                  (2,727,772)        (715,154)         (70,764)
  Minority interest in partnership                                        567,646          321,942          500,000
                                                                     ------------      -----------      -----------
    Total costs and expenses                                          498,501,577       35,304,711        9,542,121
                                                                     ------------      -----------      -----------

Income before income taxes and extraordinary gain                       4,477,966       11,022,611        4,849,628

Provision for income taxes                                              1,808,000        3,200,000          450,000
                                                                     ------------      -----------      -----------

Income before extraordinary gain                                        2,669,966        7,822,611        4,399,628

Extraordinary gain, net of tax and allocation to minority interest      5,552,813               --               --
                                                                     ------------      -----------      -----------
Net income                                                           $  8,222,779      $ 7,822,611      $ 4,399,628
                                                                     ------------      -----------      -----------
                                                                     ------------      -----------      -----------

Earnings per share - Basic:
  Per common share before extraordinary gain                                $0.19            $0.61            $0.38
  Extraordinary gain                                                         0.40               --               --
                                                                     ------------      -----------      -----------
  Per common share                                                          $0.59            $0.61            $0.38
                                                                     ------------      -----------      -----------
                                                                     ------------      -----------      -----------
Weighted average number of common shares used in
  computing basic earnings per share                                   14,022,387       12,782,551       11,666,395
                                                                     ------------      -----------      -----------
                                                                     ------------      -----------      -----------

Earnings per share - Diluted:
  Per common share before extraordinary gain                                $0.17            $0.52            $0.35
  Extraordinary gain                                                         0.36              --                --
                                                                     ------------      -----------      -----------
  Per common share                                                          $0.53            $0.52            $0.35
                                                                     ------------      -----------      -----------
                                                                     ------------      -----------      -----------

Weighted average number of common shares and common share
  equivalents used in computing diluted earnings per share             15,561,125       15,090,393       12,648,091
                                                                     ------------      -----------      -----------
                                                                     ------------      -----------      -----------


  The accompanying notes are an integral part of these financial statements.

             YORK RESEARCH CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED FEBRUARY 28, 1998, 1997 AND 1996



                                        Common Stock         Additional   Accumulated
                                      Shares                  Paid-in       Earnings        Treasury        Notes       Deferred
                                      Issued      Amount      Capital       (Deficit)        Stock       Receivable    Compensation
                                    ----------   --------   -----------   -------------    ----------   ------------   ------------
Balance, February 28, 1995          12,610,594   $126,106   $49,619,995   $(16,305,289)    $(706,401)   $(7,393,408)   $(3,455,491)

Exercise of options                    222,957      2,230       776,045             --            --       (296,379)            --
Exercise of warrants                   207,727      2,077       970,843             --            --             --             --
Cash receipts                               --         --            --             --            --        150,000      3,079,000
Deferred compensation accrual               --         --       263,958             --            --             --        148,778
Issuance of shares to ESOP             288,500      2,885     1,089,334             --            --             --     (1,092,219)
Tax effect of options and warrants          --         --     1,013,000             --            --             --             --
ESOP third party loans                      --         --            --             --            --             --        (65,000)
Issuance of warrants                        --         --       497,675             --            --             --             --
Net income                                  --         --            --      4,399,628            --             --             --
                                    ----------   --------   -----------   -------------    ----------   ------------   ------------
Balance, February 28, 1996          13,329,778    133,298    54,230,850    (11,905,661)     (706,401)    (7,539,787)    (1,384,932)

Exercise of options                    333,800      3,338     1,015,350             --            --       (420,526)            --
Exercise of warrants                   589,726      5,897     2,743,124             --            --             --             --
Donation of stock                        3,000         30        30,345             --            --             --             --
Cash receipts                               --         --            --             --            --             --        450,000
Deferred compensation accrual               --         --       342,458             --            --             --        182,443
Tax effect of options and warrants          --         --     1,988,000             --            --             --             --
Net income                                  --         --            --      7,822,611            --             --             --
                                    ----------   --------   -----------   -------------    ----------   ------------   ------------
Balance, February 28, 1997          14,256,304    142,563    60,350,127     (4,083,050)     (706,401)    (7,960,313)      (752,489)

Exercise of options                    117,195      1,172       340,759             --            --             --             --
Exercise of warrants                   587,939      5,879     3,491,413             --            --       (262,000)            --
Deferred compensation accrual               --         --       351,382             --            --             --        241,728
Tax effect of options and warrants          --         --       654,000             --            --             --             --
ESOP third party loans                      --         --        25,000             --            --             --             --
Settlements of notes receivable             --         --            --             --      (703,000)     1,389,375             --
Net income                                  --         --            --      8,222,779            --             --             --
                                    ----------   --------   -----------   -------------    ----------   ------------   ------------
Balance, February 28, 1998          14,961,438   $149,614   $65,212,681   $  4,139,729   ($1,409,401)   ($6,832,938)     $(510,761)
                                    ----------   --------   -----------   -------------    ----------   ------------   ------------
                                    ----------   --------   -----------   -------------    ----------   ------------   ------------


  The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED FEBRUARY 28,


                                                                    1998             1997            1996
                                                                ------------     ------------     -----------
OPERATING ACTIVITIES:
Net income from operations                                      $  8,222,779     $  7,822,611     $ 4,399,628
Adjustments to reconcile net income from operations to
 net cash generated by (used in) operating activities:
  Extraordinary gain                                              (5,552,813)              --              --
  Depreciation and amortization                                      287,727          160,754         167,185
  Deferred income taxes                                             (577,000)          23,000        (684,000)
  Non-cash charges                                                    36,375          397,391          25,000
  Common shares issued for services and donation                          --           30,375              --
  Amortization of deferred credits                                (1,717,897)              --        (392,633)
  ESOP contribution                                                  593,109          524,901         412,736
  Tax benefit of stock options and warrants                          654,000        1,988,000       1,013,000
  Increase in minority interest payable                            1,605,400               --              --
  Changes in operating assets and liabilities:
    Increase  in receivables                                     (59,388,746)     (10,988,635)     (1,687,043)
    Increase in construction in progress                                  --               --      (2,984,374)
    Net (increase) decrease in notes receivable, inventory,
     other current assets, and other assets                         (191,251)      (3,235,578)       (246,483)
    Net increase (decrease) in accounts payable, accrued
     expenses, deferred revenue and long-term liabilities         62,039,879        5,156,465        (413,744)
    Increase (decrease) in accrued taxes                            (677,320)         246,166        (118,151)
                                                                ------------     ------------     -----------
  NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES             5,334,242        2,125,450        (508,879)
                                                                ------------     ------------     -----------

INVESTING ACTIVITIES:
  Construction in progress                                        (4,187,134)              --              --
  Purchase of machinery and equipment                               (222,985)        (158,995)       (144,697)
  Purchase of NAEC, net of cash acquired                                  --          128,495              --
                                                                ------------     ------------     -----------
  NET CASH USED IN INVESTING ACTIVITIES                           (4,410,119)         (30,500)       (144,697)
                                                                ------------     ------------     -----------

FINANCING ACTIVITIES:
  Amounts received from ESOP                                              --          450,000       3,079,000
  Proceeds from notes receivable                                          --               --         150,000
  Payments on capital leases                                         (10,006)         (31,687)        (17,545)
  Payment of due to SBCC                                          (2,750,000)        (250,000)       (250,000)
  Proceeds from exercise of stock options and warrants               577,223        3,719,573       1,454,816
                                                                ------------     ------------     -----------
  NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES            (2,182,783)       3,887,886       4,416,271
                                                                ------------     ------------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,258,660)       5,982,836       3,762,695

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    11,513,026        5,530,190       1,767,495
                                                                ------------     ------------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 10,254,366     $ 11,513,026     $ 5,530,190
                                                                ------------     ------------     -----------
                                                                ------------     ------------     -----------


Non-cash investing and financing activities:

  During Fiscal 1998, a non-cash transaction of $3,000,000 occurred as a result of the exercise of 500,000 warrants at $6 per share, and a non-cash transfer of $1,000,000 of notes receivable to a nonconsolidated affiliate was recorded. In addition, the Company received a stock payment in-lieu of cash as payment of an advance to an employee of $350,000 and a note receivable of $389,376.

  During Fiscal 1998, an advance distribution of $2,000,000 to RVA n a prior year was offset against minority interest payable.

  During Fiscal 1997, $28,808,535 was reclassified from construction in process, other long-term receivables-WCTP and payment in-lieu of performance bond-WCTP to notes receivable-WCTP.

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

  During Fiscal 1998, 1997 and 1996, the Company received $262,000, $420,526 and $296,379 of notes receivable - sale of common stock, respectively, for options exercised.

  The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

1.       Nature of Business

         York Research Corporation ("York" or the "Company") is a developer, owner and marketer of energy related projects and products and through its subsidiaries, partnerships, joint ventures and affiliates. The Company currently participates in two broad areas of the energy business -- power project development and services, including cogeneration and wind energy, and the marketing of energy and natural gas in the wholesale power markets and the wholesale and retail natural gas markets.

         The principal markets for the Company's products and services currently are the United States. Revenues are principally derived from entities that supply, broker or market energy to utilities, residential complexes, and industrial concerns.

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

3.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements of York and subsidiaries and all majority owned partnerships include the accounts of Cogeneration Technologies, Inc. ("Cogen"), B-41 Associates L.P. ("B-41LP"), B-41 Management Corporation ("B-41MC"), York Cogen Partners L.P. ("YCP"), York Internet Power Services, Inc., North American Energy Conservation, Inc. ("NAEC"), York Research Canada, Inc. ("York Canada") and York Windpower Corp., which is 100% owned by York Canada. All material intercompany profits and transactions have been eliminated in consolidation. In addition, in Fiscal 1998, new subsidiaries were formed in connection with new projects for which no significant activity occurred through February 28, 1998.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Revenue Recognition

         The Company recognizes service revenues and energy sales in the period in which the work is performed or the commodity is delivered. Development fees received, which are included in service revenues, were either amortized over the related development period, or recognized as received, based on their nature.

         Construction in Progress

      Construction in progress includes engineering, professional fees, equipment procurement costs, and other costs related to the projects under development through February 28, 1998.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost and are being depreciated or amortized on the straight-line method over their estimated useful lives as follows:

              Machinery and equipment     5-10 years
              Furniture and fixtures      5-10 years
              Motor vehicles              3 years
              Leasehold improvements      5-8 years

         Income Taxes

         The Company utilizes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities including any net operating loss and alternative minimum tax credit carryforwards, using the enacted marginal tax rate. Deferred income tax expense or benefits are based on the changes in the asset or liability from period to period. Deferred tax assets are recognized to the extent realization of such benefits are more likely than not.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         Excess of Investment Over Net Assets Acquired, Net

         The Company's acquisition of Cogen in 1985 resulted in an $828,000 excess of investment over net assets acquired, which is being amortized on a straight-line basis over 20 years. Accumulated amortization at February 28, 1998 and 1997 is approximately $529,000 and $490,000, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at February 28, 1998.

         Long-Term Receivable and Note Receivable-WCTP

         The realizability of the long-term receivable and note receivable-WCTP is evaluated by the Company by review of the present value of the currently expected future cash flow from the Warbasse facility.

         Per Share Data

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard was not permitted so SFAS No. 128 was adopted in the fourth quarter of Fiscal 1998. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income before extraordinary gain. The following is a reconciliation of the number of basic to diluted shares used in the computation of earnings per share for the years ended February 28, 1998, 1997 and 1996:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------


                                                   Fiscal             Fiscal           Fiscal
                                                    1998               1997             1996
                                                 ----------         ----------       -----------
Weighted average number of common shares
 outstanding                                     14,776,882         13,705,557        12,885,674

Average of unreleased ESOP shares                  (754,495)          (923,006)       (1,219,279)
                                                 ----------         ----------       -----------
Weighted average number of common shares
 outstanding - basic                             14,022,387         12,782,551        11,666,395

Dilution (warrants and options)                   1,538,738          2,307,842           981,696
                                                 ----------         ----------       -----------
Weighted average number of common share
 and common share equivalents outstanding -
 diluted                                         15,561,125         15,090,393        12,648,091
                                                 ----------         ----------       -----------
                                                 ----------         ----------       -----------


         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         Options and warrants to purchase 175,000, 50,000 and 25,000 shares of common stock were outstanding in Fiscal 1998, 1997 and 1996, respectively, ranging from $9.63 to $11.00, $10.00 to $11.00, and $11.00 per share, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares. The options and warrants, which expire between April 26, 2000 and September 6, 2006, were still outstanding at February 28, 1998.

         Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts and other receivables, accrued expenses and accounts payable approximate fair value, principally because of the short maturity of these items. For the fair value of Due to SBCC, see Note 5. For long-term receivable and note receivable-WCTP (see Note 5 for terms) and advances to minority partner (see
Note 14 for terms), there are no quoted market prices, and a reasonable estimate of fair value could not be made without incurring excessive costs.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         Inventory

         Inventory consists of natural gas held in storage. The Company accounts for its natural gas inventory using lower of cost or market, cost being determined using the average cost method.

         Reclassifications

         Certain amounts in the 1997 and 1996 consolidated financial statements were reclassified to conform to the 1998 presentation.

         Significant New Accounting Pronouncements

         The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requiring that all public businesses report financial and descriptive information about their reportable operating segments. The Company will implement SFAS 130 and SFAS 131 as required in Fiscal 1999. The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

         The American Institute of Certified Public Accountant's Accounting Standards Executive Committee recently issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up activities". SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. The Company is currently evaluating the impact that SOP 98-5 will have on the Company's financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

4.       Brooklyn Navy Yard

         Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP") is owned equally by a subsidiary of Edison Mission Energy ("Mission"), which is an indirect wholly-owned subsidiary of Edison International, and B-41LP. BNYLP was formed to develop, construct, finance, own and operate the 286 megawatt ("MW") natural-gas-fired, combined-cycle Brooklyn Navy Yard ("BNY") facility.

         The facility has been operational since 1996 and supplies Consolidated Edison of New York, Inc. ("Con Ed") with both electricity and steam under a 40 year contract. Steam is delivered to Con Ed's New York City district steam system. The facility also supplies energy to the host industrial park and to an adjacent waste water facility.

         The project began in 1989 when York executed a lease on the abandoned Navy Yard coal fired power plant. In 1990, York and associated entities submitted bids to Con Ed, and were awarded separate contracts for three small plants to supply energy to Con Ed. These three successful parties later combined their interests (totaling 170 MW) to form B-41LP (which is 74.7% owned by York) and began negotiations to supply the power and steam from a single larger plant by initiating permitting activities and purchasing equipment. In order to finance further development and construction, B-41LP sold 50% of the project to Mission. York and Mission proceeded to complete development and construction of the larger project and negotiated a new 40 year integrated energy supply contract with Con Ed. The project entered service at the end of 1996.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

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

         The BNYLP partnership agreement as amended contains provisions, among other things, with respect to the allocation of cash flow and tax depreciation under various circumstances, profits and losses both before and after Mission's advances have been repaid, management of the Partnership, and dispute resolution. B-41LP and Mission have amended the Partnership agreement to reflect certain changes pertaining to funding obligations, management, and operations.

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

          For the years ended February 28, 1997 and 1996, BNYLP's only activity was the construction, testing and operation of the BNY facility. As capacity payments from Con Edison did not start until March 1997, BNYLP did not recognize any revenues, expenses, or operating profits or losses prior to that date. The summarized financial information of BNYLP as of and for the years ending February 28, 1998 and 1997 is as follows:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------


                                    (Unaudited)                (Unaudited)
                                       1998                        1997
                                   -------------              -------------
Current assets                     $ 20,283,000               $ 23,797,000
Noncurrent assets                  $494,515,000               $454,747,000
Current liabilities                $ 20,679,000               $204,234,000
Noncurrent liabilities             $501,942,000               $253,926,000
Net assets                         $ (7,823,000)              $ 20,384,000
Total revenues                     $128,259,000               $          0
Net loss                           $(28,142,000)              $          0


         On November 1, 1996, the BNY facility commenced operations, generating electricity and steam in accordance with its contracts. Long-term project financing was completed on December 17, 1997 with the sale of $100.0 million aggregate principal amount of Senior Secured Bonds Due 2020 and $307.0 million aggregate principal amount of New York City Industrial Development Agency Industrial Development Revenue Bonds due from 2022 to 2036. The Company provided no guarantees with regard to this financing, and has no obligation to provide funding of any sort. As a result of this financing, and as compensation for services rendered, the Company received a fee of $6 million from Mission, which was included in Service Revenues in the fourth quarter of Fiscal 1998. The Company also expects to receive continuing general partner and other fees over the 40 year life of the project.

         In March 1997, the Company settled all of its obligations related to this project with a financing entity for $2,750,000, plus other consideration (see Note 5).

         In consideration for certain development services for the BNY facility performed by the Company, RVA has assumed the obligation for certain loans from Mission totaling $9,750,000 which are repayable only from amounts received from third party BNYLP financings or BNY facility operations. In addition, RVA has also accepted a reduced share of development fees and reimbursements.

         As of February 28, 1998, the Company and B-41LP have received a total of $21,541,000 for development fees, a nonrefundable commission from a vendor in connection with the procurement of certain BNYLP equipment, and for reimbursement of development costs net of related liabilities assumed by BNYLP. In Fiscal 1996, the Company recognized development fee revenue of $3,267,000. At February 28, 1998, revenues of $3,287,000 were deferred, which is one half of the nonrefundable commission deferred until the equipment was placed in service, less $173,000 recognized in Fiscal 1998. The deferred balance will be

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

recognized over the remaining estimated useful life of the related equipment of twenty years.

         In accordance with the joint venture agreement, the Company provides engineering services for BNYLP. During Fiscal 1998, 1997 and 1996, the Company recognized revenue from engineering services of approximately $465,000, $838,000 and $780,000, respectively, which are reflected in service revenues and cost of services. During Fiscal 1997 and 1996, the Company also recognized reimbursements of $2,500,000 and $5,000,000, respectively, for certain engineering and other costs a portion of which had been expensed in prior periods. At February 28, 1998 and 1997, the Company had receivables from BNYLP of approximately $50,000 and $280,000, respectively, related to engineering services. These amounts are included in other receivables and were fully collected subsequent to the respective year ends.

         Commencing December 1, 1996 through December 31, 1997, BNYLP paid general partner fees to B-41LP equal to 2.5% of gross monthly revenues of the Brooklyn Navy Yard project. B-41LP in turn paid a general partner fee of 1.25% of gross monthly revenues to each of B-41MC and RVA. Pursuant to the amended partnership agreement, the general partner fee was reduced to .5% of gross revenues for the four years commencing January 1, 1998. In the years ended February 28, 1998 and 1997, B-41MC recognized general partner fees of approximately $1,355,000 and $299,000, respectively, with receivables of approximately $420,000 and $167,000 at February 28, 1998 and 1997, respectively. Royalty fees of approximately $1,078,000 were recognized during Fiscal 1998. These royalties, which are equal to 4.5% of gross revenues, commenced in January 1998, and will continue for four years. RVA has agreed not to share in these royalties.

         Pursuant to the provisions of the partnership agreement, Mission retains the right to take all the votes on the Management Committee that controls the day to day operations of BNYLP. If Mission decides to exercise its right to cast all votes on the BNYLP Management Committee, B-41LP still remains a 50% general and limited partner in the Navy Yard project and retains all its other rights.

         In February 1997, the general contractor of the Brooklyn Navy Yard facility brought an action in California against BNYLP seeking damages of $137 million for amounts owed under the turnkey contract and denying liability under various claims. BNYLP responded to the complaint, denying all the allegations contained therein and commenced an action in New York against the general contractor denying any liability under the turnkey contract and seeking damages in excess of

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

$13 million pursuant to various counterclaims. In addition, BNYLP has been named as one of the defendants in another action relating to the construction activity of the Brooklyn Navy Yard facility. Although it is a general partner of BNYLP, B-41LP was not served in these complaints and is not a party to any of the actions. Mission has agreed to indemnify both BNYLP and B-41LP against any costs resulting from the Contractor's action. B-41LP has agreed to reimburse Mission for 25% of the excess over $10 million of such costs, if any, with an aggregate limit of $10 million, payable solely out of B-41LP's partnership fees and distributions and further limited to $1 million per year for 1998, 1999 and 2000, and $2 million per year thereafter.

         Like other large projects of this nature, the BNY cogeneration facility is subject to various risks. There can be no assurance that the facility, although completed, will operate at sufficient levels to cover all operation and maintenance expenses and debt service. The Company has no liability for any such shortfalls, although if the shortfalls occur, they could impact the general partner and royalty fees mentioned above.

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

         The Company also contracted with WCTP to provide operations and maintenance services for the Warbasse Project at its direct cost. The services agreement includes providing fuel, operating, manning and maintaining the facility. The Company operates the Warbasse Facility, supplying on a continuous basis all the thermal and electric energy needs of the host, Amalgamated Warbasse Houses, Inc., and supplying up to the full capacity requirements of its electric power contract with Con Edison, when dispatched. During Fiscal 1998, 1997 and 1996, the Company recognized approximately $7,200,000, $5,400,000 and $4,700,000, respectively, for operations and maintenance services revenues, which has been reflected in service revenues. Cost of services for the same periods was approximately $7,200,000, $5,400,0000 and $4,700,000, respectively.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         On July 27, 1994, B-41LP purchased from Sanwa Business Credit Corp. ("SBCC") the note obligation of WCTP to SBCC together with all related collateral and ancillary rights owned by SBCC. In payment, SBCC would have received a share of the cash flow, if any, from the BNY project. The note obligation of WCTP to B-41LP (the "B-41LP Note") has been recorded as a Long-term note receivable - WCTP and has a face value of $28,522,000, which includes accrued interest. This obligation is payable from a portion of the net operating cash flow of the Warbasse project. On December 1, 1996, this note obligation of WCTP (herein after referred to as the YCP Note) was assigned to YCP by B-41LP. The YCP Partnership Agreement was amended to provide that the amounts received by YCP in respect of the note obligation shall be distributed 74.7% to York and 25.3% to RRR'S, its minority partner, which are the same distribution percentages as were held by York and affiliates of RRR'S in B-41LP.

         The YCP Note has been reflected in the consolidated balance sheet at an amount equal to the initial obligation to SBCC. The $7,840,000 difference between the face amount of the note and the amount reflected will be adjusted to income over time as principal payments of the long-term note receivable are made by WCTP.

         The obligation of B-41LP to SBCC had been recorded as Due to SBCC of $20,682,000, which was the net present value of the maximum annual amount payable to SBCC, over 30 years discounted at 7%. In March 1997, B-41LP settled all its obligations to SBCC for a cash payment of $2,750,000. SBCC, in exchange for this cash payment, gave up all its interest in the future cash flow from the Brooklyn Navy Yard Project and has no continuing interest in any of the Company's projects or assets. In settling this obligation, B-41LP caused RVA and its partners to lose tax benefits that they would have been able to utilize. Therefore, the Company compensated RVA for its lost tax benefits in the total amount of $4 million. The form of this non-cash transaction with RVA and its partners was the exercise of 500,000 pre-existing warrants at $6 per share for a total of $3,000,000, and the transfer of $1,000,000 of the Company's note receivable from the Chairman to a nonconsolidated affiliate. This extinguishment of the SBCC liability resulted in an extraordinary gain of approximately $5.6 million net of taxes of $4.3 million and minority interest of approximately $3.4 million, which was reflected in the first quarter of Fiscal 1998.

         On November 17, 1994, the YCP Note due from WCTP was restructured along with other long-term debt of WCTP. Such other long-term debt of WCTP includes a note payable to Tomen Power Corporation ("Tomen") and

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

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

         The Company completed construction of the project, and on August 1, 1996, the Warbasse Facility was transferred by Cogen to WCTP, in exchange for a Note Receivable of $28,808,535. The Note Receivable represents the total construction cost of the facility plus (1) the unpaid balance of approximately $1,530,000 in Other long-term receivables-WCTP at February 28, 1996, which related to operation and maintenance services performed for WCTP in prior periods, (2) a $500,000 payment made to WCTP in lieu of a performance bond and (3) an accrual for the remaining construction tasks which generally relate to improving efficiency and operational control. Therefore, the caption Long-term note receivable-WCTP on the balance sheet consists of:


YCP Note                  $20,682,000
Cogen Note                 28,808,535
                          -----------
                          $49,490,535
                          -----------
                          -----------


         Interest income on these notes amounted to approximately $4,510,000, $3,490,000 and $2,360,000 for Fiscal 1998, 1997 and 1996, respectively.

6.       Receivables - Related Parties

         Other receivables - related parties at February 28, 1998 and 1997 consist of the following:


                                                 1998            1997
                                              -----------     ----------
Service and other receivables - WCTP          $4,479,165      $8,019,190
Engineering service and general
 partner and royalty fee receivables -
 BNYLP                                         1,547,314         279,616
                                              -----------     ----------
                                              $6,026,479      $8,298,806
                                              -----------     ----------
                                              -----------     ----------


         Included in long-term receivable-WCTP are receivables related to operations and maintenance services and certain advances. These amounts are non-interest bearing.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

7.       Property, Plant and Equipment

         Property, plant and equipment at February 28, 1998 and 1997 consist of the following:


                                      1998            1997
                                  ------------     -----------
Machinery and equipment           $ 1,094,629      $  925,099
Furniture and fixtures                254,209         249,980
Motor vehicles                        315,448         315,448
Leasehold improvements                 85,290          36,064
                                  ------------     -----------
                                    1,749,576       1,526,591
Less: accumulated depreciation     (1,172,518)       (924,163)
                                  ------------     -----------
                                  $   577,058      $  602,428
                                  ------------     -----------
                                  ------------     -----------


8.       Construction in Progress

         a)       Big Spring Wind Project

                  On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a power purchase agreement with Texas Utilities Electric Company. York has commenced procurement and other preconstruction tasks, and currently expects full commercial operation by February 1999. When completed, the facility is expected to have a capacity of 35 MW and include 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines. Through February 28, 1998, the total costs incurred related to the development and construction of this project were approximately $3,002,000, which is included in construction in progress.

         b)       Trinidad Power Project

         On February 12, 1998, InnCogen Ltd., a wholly owned indirect subsidiary of York, signed a power purchase agreement with Trinidad and Tobago Electricity Commission ("T&TEC") to supply electricity under a 30 year contract. The Company has plans to construct a 215 MW natural gas fueled combustion turbine project. Through February 1998, the total costs capitalized that relate to the development and construction of this project were approximately $1,185,000, which is included in construction in progress.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

9.       Accrued Expenses and Other Payables

         Accrued expenses and other payables at February 28, 1998 and 1997 include:


                                        1998               1997
                                     ----------         ----------

Accounts payable other
 than energy                         $3,013,000         $2,113,000
Professional fees                     1,190,000            537,000
Taxes other than income                 780,000            445,000
Accrued pension cost                    376,000            398,000
Other                                 1,878,000            279,000
                                     ----------         ----------
Total accrued expenses and
  other payables                     $7,237,000         $3,772,000
                                     ----------         ----------
                                     ----------         ----------


10.      Stockholders' Equity

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

         Incentive Stock Option ("ISO") Plan - In 1982, the Company authorized 1,400,000 qualified stock options, which have all been granted. The 1982 Plan expired on April 26, 1992. In September 1993, the Company adopted the 1993 ISO Plan, authorizing a total of 3,000,000 qualified and nonqualified stock options, of which 2,045,500 qualified stock options were granted to employees, and 41,000 nonqualified stock options were granted to two consultants to the Company.

         Options granted under both plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under the Stock Option Plans will expire not more than ten years from the date of grant.

         In Fiscal 1998 and 1997, the Company granted 451,500 and 150,000 options, respectively, to employees of the Company. No options were granted in Fiscal 1996. The exercise price of the options is equal to the fair market value of the common stock at the date of the grant. These options vest over five and three year periods, respectively.

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (FAS

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and income per share would be decreased to the pro forma amounts indicated below for the year ended February 28, 1998 and 1997:


                                       As reported           Proforma
                                       -----------          ----------
Year ended February 28, 1998
Net Income:
  Net income before
   extraordinary item                  $2,669,966           $2,077,669
  Net income                           $8,222,779           $7,630,482

Income per share:
  Basic:
    Income before
     extraordinary item                     $0.19                $0.15
    Net income                              $0.59                $0.54
  Diluted:
    Income before
     extraordinary item                     $0.17                $0.13
    Net income                              $0.53                $0.49

Year ended February 28, 1997
Net Income                             $7,822,611           $7,698,490

Income per share
  Basic                                     $0.61                $0.60
  Diluted                                   $0.52                $0.51


                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before March 1, 1995. The fair value of these options was estimated at the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 1998 and 1997:


                       For the year ended February 28,
                          1998                1997
                       ----------          ----------
Volatility              71%                  79%
Risk free rate          6.77%                6.98%
Expected life           10 years             10 years
Forfeiture rate         8%                   33%


         The weighted average fair value of options granted during Fiscal 1998 and 1997, for which the exercise price equals the market price on the grant date, was $5.61 and $7.64, respectively, and the weighted average exercise price was $6.88 and $8.96, respectively.

         Stock option activity during Fiscal 1998, 1997 and 1996 is summarized below:


                                                     Weighted-Average
                                   Options            Exercise Price
                                  ---------          ----------------
Balance, February 28, 1995        2,216,900               $4.37
Exercised                          (222,957)               4.24
Canceled                            (23,543)               4.23
                                  ----------
Balance, February 28, 1996        1,970,400                4.36
Granted                             150,000                8.96
Exercised                          (333,800)               3.79
Canceled                            (40,773)               4.17
                                  ----------
Balance, February 28, 1997        1,745,827                4.90
Granted                             451,500                6.88
Exercised                          (154,219)               4.36
Canceled                            (40,000)               7.44
                                  ----------
Balance, February 28, 1998        2,003,108               $5.34
                                  ----------
                                  ----------


         At February 28, 1998, 1997 and 1996, 1,460,980, 1,361,313 and
1,496,252, options, respectively, were exercisable.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         The following table summarizes information concerning currently outstanding and exercisable stock options:


                                   Weighted-Average      Weighted-                    Weighted-
Range of                               Remaining          Average                      Average
Exercise             Number        Contractual Life      Exercise       Number        Exercise
 Prices            Outstanding          (Years)           Price       Exercisable      Price
--------           -----------     ----------------     ---------     -----------     --------
$3.00-$4.50           685,223            6.44             $3.19          638,023        $3.20
$4.51-$6.75           627,085            4.91             $5.36          599,885        $5.36
$6.76-$10.00          690,800            8.12             $7.45          223,072        $8.05
                   -----------                                        -----------
                    2,003,108                                          1,460,980
                   -----------                                        -----------
                   -----------                                        -----------


         Warrants - All warrants are exercisable upon grant, although the underlying shares may not necessarily be registered, and the warrants expire up to ten years. The exercise prices of the warrants are the NASDAQ closing prices of the Company's common stock at the dates of grant.

         In February and March 1988, the Company's Chairman exercised warrants to purchase 850,000 shares of common stock in exchange for cash and a noninterest bearing note totaling $3,531,250. In September 1989, the Company's Chairman exercised warrants to purchase 625,000 shares of common stock in exchange for cash and a noninterest bearing note payable on demand totaling $3,706,250. In Fiscal 1992, the Company's Chairman repaid $600,000. In Fiscal 1998, $1,000,000 of the Company's note receivable from the Chairman was transferred to a nonconsolidated affiliate (see Note 5). These notes, which total $5,971,500 and $6,971,500, respectively, at February 28, 1998 and 1997 are included in Notes receivable - sale of common stock. In June, 1996, the Company's Chairman gifted 100,000 warrants to various third parties.

         The following table presents Mr. Beningson's total number of warrants outstanding as of February 28, 1998 (see Note 5):


 Date of      # Warrants    Price Per
  Grant          Held        Share
--------      ----------    ---------
  1/91          350,000        $6.00 (reset from $8.00 on 7/16/93)
  7/93          800,000        $6.00
              ---------
              1,150,000
              ---------
              ---------


         In July 1995, Stanley Weinstein, a director of the Company, was granted warrants to purchase 20,000 shares of the Company's common stock at $5.44 per share through 2005. In September, 1997, warrants to purchase 20,000 shares of the Company's common stock at $7.31 per share were granted each to Stanley Weinstein and Howard Sommer directors of the Company.

         In Fiscal 1997, a former director of the Company exercised warrants to purchase a total of 300,000 shares of the Company's common stock in exchange for $1,387,500. In Fiscal 1996, this former director exercised warrants to purchase a total of 200,000 shares in exchange for $925,000. At February 28, 1998, this former Director holds warrants to purchase 700,000 shares of common stock which expire in 2002 and specify a purchase price of $4.63.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         During Fiscal 1998, a vice president of Cogen exercised warrants to purchase 50,000 shares of common stock in exchange for cash and a note for $262,000.

         In July 1993, warrants were granted to purchase 75,000 shares of the Company's common stock at a purchase price of $6.00 per share to three entities that have performed various consulting services for the Company. In September 1995, December 1995 and March 1996, warrants were granted at prices ranging from $5.13 to $5.88 to purchase 30,000, 32,500 and 20,000 shares, respectively, of the Company's common stock, to consultants that have performed various services for the Company. During Fiscal 1997, 10,000 warrants were exercised for $51,250, and 25,000 warrants were exercised for $137,500.

         The Company has outstanding two classes of common stock purchase warrants, which were issued in connection with the settlement of litigation in 1993, as amended. As of February 28, 1998, there were outstanding Class B Warrants evidencing the right to purchase 131,180 shares, which have the following attributes: (i) an Exercise Price of $6.15; (ii) the Company has the right to reduce the Exercise Price at any time; (iii) pursuant to an agreement dated October 31, 1997, the Company redeemed 10% of outstanding B Warrants in April, 1998 at $11.50 per warrant, and has agreed to redeem an additional 10% on April 1, 1999 and the balance on April 1, 2000 at $11.50 per Warrant share and (iv) the redemption obligation is secured by a 17.5% limited partnership interest in BNYLP, held by B-41LP. During the year ended February 28, 1998, the Company recorded an expense of approximately $301,000 relating to this redemption. As of February 28, 1998, there were also outstanding Class C Warrants evidencing the right to purchase 91,834 shares at an exercise price of $6.50 per share, which Warrants expire between September 27, 1998 and October 4, 1998, and have no redemption provisions.

         In the aggregate, at February 28, 1998, warrants to purchase 2,707,391 shares of the Company's common stock at prices ranging from $4.50 to $11.00 were outstanding, expiring through 2005.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         Pension cost for the years ended February 28, 1998, 1997 and 1996 include the following components:


                                        1998           1997           1996
                                      --------       --------       -------
Service cost -
 benefits earned during
 the current period                   $ 33,967       $ 30,756       $ 28,568
Interest cost on projected
 benefit obligation                    109,857        104,757        87,520
Actual return on plan assets           (38,453)       (39,633)      (36,716)
Net amortization and deferral           (9,966)        (4,263)        4,178
                                      --------       --------       -------
   Net pension cost                   $ 95,405       $ 91,617       $83,550
                                      --------       --------       -------
                                      --------       --------       -------


         For all periods presented, the weighted average discount rate was 8.5% and rate of increase in future compensation levels was 3% used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets is 8.5%.

         The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet as of February 28, 1998 and 1997:


                                         1998                    1997
                                       -----------             ----------
Actuarial present value of
  benefit obligations:
    Vested benefit obligation          $1,084,852              $1,195,570
                                       -----------             ----------
                                       -----------             ----------
    Accumulated benefit obligation     $1,065,017              $1,216,018
                                       -----------             ----------
                                       -----------             ----------
Projected benefit obligation           $1,115,731              $1,292,437
Plan assets at fair value                 693,325                 860,810
                                       -----------             ----------
Unfunded obligation                       422,406                 431,627
Unamortized net transition obligation     (97,440)               (111,949)
Unrecognized net (gain) loss              102,832                  78,357
                                       -----------             ----------
Accrued pension cost                     $427,798                $398,035
                                       -----------             ----------
                                       -----------             ----------


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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------


Purchased in                 # Shares            Purchase
 Fiscal Year                Purchased             Price
-------------               ---------           -----------
 1996                          288,500           $ 1,092,219
 1993 and prior              3,500,000            13,370,000
                             ---------           -----------
                             3,788,500           $14,462,219
                             ---------           -----------
                             ---------           -----------


         Management believes the valuation represented the fair market value of the unregistered shares on those dates.

         The Company contributed approximately $593,000, $525,000 and $413,000 to the ESOP during Fiscal 1998, 1997 and 1996, respectively. The Company makes annual contributions to the ESOP as determined by the Board of Directors and subject to certain limitations dictated by tax regulations.

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

         During the quarter ended August 31, 1993, the ESOP borrowed $1,150,000 from third parties. These funds, along with an additional $12,987,000 generated through February 28, 1998 by the sale of the Company's stock owned by the ESOP, were used to repay the demand purchase money loans due to the Company. The $1,150,000 initially borrowed by the ESOP was included in other long-term liabilities and as deferred compensation, a contra-equity account, and had a balance of approximately $511,000 and $626,000 at February 28, 1998 and 1997 as a result of repayments by the ESOP. The ESOP incurred interest expense of approximately $43,000, $72,500 and $65,000, respectively, related to these loans during Fiscal 1998, 1997 and 1996.

         ESOP shares are released and allocated to participant accounts based upon Company contributions and certain payments made to reduce ESOP debt to the Company. The Company reports compensation expense as shares are committed to be released equal to the current market price of the shares, and the shares then become outstanding for earnings-per-share ("EPS") computations.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         A summary of the ESOP shares as of February 28, 1998 and 1997 is as follows:


                                              1998          1997
                                             ----------    ---------
Allocated shares                               608,002       551,649
Shares released for allocation                  74,665        56,353
Unreleased shares                              714,530       867,995
                                             ----------    ---------
                                             1,397,197     1,475,997
                                             ----------    ---------
                                             ----------    ---------
Fair value of unreleased shares
   at February 28, 1998 and 1997            $5,061,711    $8,028,954
                                             ----------    ---------
                                             ----------    ---------


12.      Income Taxes

         The provision (benefit) for income taxes for each of the three years ended February 28, 1998 are as follows:


                                              1998                 1997                 1996
                                           ----------           ----------           ---------
Current:
 Federal                                   $  833,000           $  602,000           $  75,000
 State and local                              898,000              587,000              46,000
                                           -----------          ----------           ---------
                                            1,731,000            1,189,000             121,000
                                           -----------          ----------           ---------
Deferred:
 Federal                                     (475,000)             (89,000)           (399,000)
 State and local                             (102,000)             112,000            (285,000)
                                           -----------          -----------          ----------
                                             (577,000)              23,000            (684,000)
                                           -----------          -----------          ----------
Tax benefits allocated directly to
additional paid-in capital:
 Federal                                      590,000            1,577,000             275,000
 State and local                               64,000              411,000             738,000
                                            -----------          -----------          ---------
                                              654,000            1,988,000           1,013,000
                                            -----------          -----------          ---------
Provision                                   $1,808,000           $3,200,000            $450,000
                                            -----------          -----------          ---------
                                            -----------          -----------          ---------


         Through the fiscal year ended September 30, 1994, the Company filed its tax returns based on a September year-end. On July 18, 1995, the Internal Revenue Service granted the Company permission to file its tax returns on a February year-end, effective February 28, 1995. At February 28, 1998, the Company had the following net operating loss carryforwards for federal income tax purposes:


Year of Expiration          Amount
------------------         ---------
September 30, 2007         $  936,000
September 30, 2009            155,000
                           ----------
                           $1,091,000
                           ----------
                           ----------


         During the year ended February 28, 1997, the Company utilized all of its alternative minimum tax net operating loss carryforwards. The difference between these loss carryforward amounts is attributable to adjustments required in the alternative minimum tax computation.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         Internal Revenue Code Section 382 places a limitation on the utilization of carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of carryforwards, for tax purposes, would be limited annually to a percentage, approximately 5%, of the fair market value of the Company at the time of such change.

         The reconciliation between the effective tax rate and the statutory federal income tax rate for each of the three years ended February 28, 1998 is as follows:


                                           1998           1997           1996
                                       -----------    ------------    -----------
Amount computed using the
 statutory rate                        $1,523,000     $ 3,748,000     $ 1,646,000

Increase (reduction) in taxes
 resulting from:
 Increase (utilization) of
 federal loss carryforwards                    --      (1,248,000)     (1,391,000)

 Reduction in valuation allowance
  for loss carryforwards                       --        (434,000)       (684,000)

 Imputed interest income on
  loans                                    (4,000)        153,000         171,000

 Nondeductible expenses                   391,000         207,000         194,000

 Foreign losses                            80,000           6,000         325,000

 Litigation settlement                         --         (45,000)        169,000

 Intangibles                              (49,000)             --              --

 Valuation allowances on other
  temporary differences                  (658,000)       (522,000)       (383,000)

 State and local taxes, net
  of federal tax benefit
  and state loss carryforwards            567,000         733,000         329,000

 Alternative minimum tax                   20,000         602,000          75,000

 Other                                    (62,000)             --          (1,000)
                                       -----------    ------------    -----------
                                       $1,808,000      $3,200,000     $   450,000
                                       -----------    ------------    -----------
                                       -----------    ------------    -----------


                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         The components of the net current deferred tax asset and long-term deferred tax liability as of February 28, 1998 and 1997 were as follows:


                                      1998              1997
                                   -----------      -----------
Current deferred tax asset
  Loss carryforwards               $ 1,565,000      $ 1,624,000
  Credit carryovers                    694,000          675,000
  Accrued expenses                     247,000           26,000
                                   -----------      -----------
                                     2,506,000        2,325,000

  Less:  Valuation allowance          (903,000)      (1,337,000)
                                   -----------      -----------
  Total current deferred
   tax asset                         1,603,000          988,000
                                   -----------      -----------

Current deferred tax liability
  Partnership items                    419,000          338,000
  Other                                (54,000)         (11,000)
                                   -----------      -----------
  Total current deferred
   tax liability                       365,000          327,000
                                   -----------      -----------
  Net current deferred
   tax asset                         1,238,000          661,000

Long-term deferred tax liability
  Long-term note receivable -
   WCTP                             (5,632,100)              --
                                   -----------      -----------
Net deferred tax asset
 (liability)                       $(4,394,100)     $   661,000
                                   -----------      -----------
                                   -----------      -----------


         During the year ended February 28, 1998, the reduction in the valuation allowance of $434,000 was the result of current utilization of net operating losses of $95,000, current additions for other deferred tax assets of $27,000, and the recognition of $366,000 of additional deferred tax asset, based on the Company's expectation of future taxable income.

         The deferred tax asset relating to net operating loss carryforwards for February 28, 1998 and 1997 include tax benefits of $287,000 for stock options and warrants that were allocated directly to additional paid-in capital in 1997.

         The Company paid income taxes for:
               Year ended February 28, 1998                      $1,192,000
               Year ended February 28, 1997                      $  608,000
               Year ended February 28, 1996                      $  298,000

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

13.      Lease Obligations

         Future minimum annual rental payments for real property, required under leases and having terms of more than one year at February 28, 1998, are as follows:


                                  Operating
                                    Leases
                                  ----------
1999                              $  660,000
2000                                 614,000
2001                                 619,000
2002                                 619,000
2003                                 619,000
Thereafter                           356,000
                                  ----------
Total minimum lease payments      $3,487,000
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

         Total rent expense for operating leases was approximately $513,000 in Fiscal 1998, $505,000 in Fiscal 1997, and $623,000 in Fiscal 1996.

         The Company leases equipment under leases that have been classified as capital leases for financial statement purposes. As of February 28, 1998, included in property, plant and equipment are the following assets held under capital leases:

              Machinery and equipment                           $378,525
              Accumulated depreciation                           111,385
                                                                --------
                                                                $267,140
                                                                --------
                                                                --------


                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

         Future minimum lease payments for assets under capital leases at February 28, 1998 are as follows:


1999                                  $ 56,788
2000                                    56,788
2001                                    56,788
2002                                    37,820
2003                                        --
                                      --------
                                       208,184
Less: Amount representing
          Interest                      34,489
                                      --------
Present value and net
 minimum lease payments               $173,695
                                      --------
                                      --------


14.      Related Party Transactions

         In Fiscal 1998 and 1997, the Company paid Mr. Weinstein $24,000 for directors fees, and in Fiscal 1998 and Fiscal 1996, granted warrants to purchase 20,000 shares of the Company's common stock at $7.31 and $5.44 per share, respectively. During Fiscal 1998, the Company paid Mr. Sommer $10,000 for directors fees, and granted warrants to purchase 20,000 shares of the Company's common stock at $7.31 per share

         Mr. Beningson is President and a major stockholder of RRR'S, which is a 25% general partner of WCTP, limited partner of RVA, and a 10% general partner of YCP. In Fiscal 1998 and 1997, RVA was allocated approximately $568,000 and $322,000, respectively, of the interest income on the YCP Note (see Note 5). In Fiscal 1996, RVA received $500,000 which was the minority portion of the income of B-41LP. In Fiscal 1993, RVA received an advance distribution of $2,000,000 from B- 41LP, which was charged against capital, concurrent with the allocation of income during Fiscal 1998.

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

         In the year ended February 28, 1997, the Company recorded $11,000,000 of fees for services rendered through February 28, 1997 to WCTP and RVA. This amount was included in service revenues. These fees were recorded pursuant to a services agreement between WCTP, RVA, CTI and York. The services included ongoing negotiations of consolidation agreements with Con Edison and Edison

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

Mission Energy, aiding in resolving various contract issues concerning WCTP's and RVA's power purchase agreements with Con Edison, and various issues related to the progress of the Brooklyn Navy Yard Project.

         Mr. Beningson is president and was previously the sole shareholder of NAEC. The Company had an agreement with NAEC which provided for the Company to be reimbursed for all costs associated with its activities related to NAEC and the Company received a fee mutually agreed upon based on level of activity. In Fiscal 1997, prior to acquisition of 85% of the shares of NAEC (see Note 15), the Company recognized approximately $924,000 as reimbursement of costs, and no power brokerage fees. In Fiscal 1996, the Company recognized $1,200,000 as reimbursement of costs, and power brokerage fees of $675,000.

15.      Acquisition of NAEC

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

         The following table reflects unaudited pro forma combined results of operations for the Company and NAEC on the basis that the acquisition had taken place at the beginning of the fiscal year:


                                       For the Year Ended
                                          February 28,
                                  -----------------------------
                                     1997              1996
                                  -----------       -----------
Revenues                          $70,048,380       $32,006,011
                                  -----------       -----------
Net Income                         $7,388,152       $ 2,717,124
                                  -----------       -----------
Net Income per Common Share             $0.49             $0.18
                                  -----------       -----------
Shares Used in Computation         15,487,779        15,512,011
                                  -----------       -----------


         In managements' opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the periods presented or of future operations of the combined companies under the ownership and management of the Company.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------

16.      Significant Customers and Contracts and Commitments

         Energy sales were derived from numerous retail customers and utilities. Each customer accounted for less than 10% of total revenues during Fiscal 1998. Two utilities accounted for approximately 20% and 15%, respectively, of the total revenues in Fiscal 1997.

         As part of its marketing operations, the Company routinely enters into commitments for the purchase of electric and gas energy. The Company obtains similar commitments from its customers.

         The Company uses put and call options, and futures contracts ("Instruments") in various combinations, to hedge physical positions in electricity and natural gas as well as occasionally for trading purposes. All of these Instruments are settled in the underlying commodity. The ultimate impact of these Instruments will be determined by the prevailing applicable market price.

         NAEC has sold call options related to the wholesale electric business and collected premiums totaling approximately $3 million at February 28, 1998. Of this amount, approximately $2.9 million will be recognized as revenue in Fiscal 1999, offset by approximately $.7 million of prepaid brokerage fees and call option expense.

         NAEC has a revolving line of credit of $20,000,000, which is guaranteed by its assets, and further guaranteed by the Company. The line of credit bears interest at one quarter percent per annum over the prime rate. At February 28, 1998, there was no loan amount outstanding.

         On March 31, 1998, York executed a contract with Vestas Wind Systems A/S totaling approximately $31 million for the purchase of wind turbines for the Big Spring project.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YORK RESEARCH CORPORATION
--------------------------
    (Registrant)

/s/ Robert M. Beningson                           /s/ Michael Trachtenberg
----------------------------------                ------------------------------
Robert M. Beningson                               Michael Trachtenberg
President, Chief Executive Officer                Executive Vice President;
Chairman of the Board                             Chief Financial and Accounting
May 27, 1998                                      Officer; Secretary
                                                  May 27, 1998

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Robert M. Beningson
-----------------------------
Robert M. Beningson
Director
May 27, 1998

/s/ Stanley Weinstein
-----------------------------
Stanley Weinstein
Director
May 27, 1998

/s/ Howard Sommer
-----------------------------
Howard Sommer
Director
May 27, 1998