Form 10-Q
period 1998-05-31
YORK RESEARCH CORP
filed 1998-07-14
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------
                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   May 31, 1998
                                ------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                        to

                           Commission file number 0-72

                            York Research Corporation
                     ---------------------------------------
                     (Exact name of registrant as specified)

          Delaware                                         06-0608633
          --------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
of incorporation or organization)                       Identification No.)

       280 Park Avenue, Suite 2700 West, New York, New York           10017
-------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code       (212) 557-6200
                                                    ---------------------------

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 14,882,762.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                            May 31,            February 28,
                                                                              1998                 1998
                                                                         ---------------      ---------------
                                                                          (Unaudited)               *
ASSETS
Current Assets:
   Cash and cash equivalents                                                 $8,611,670          $10,254,366
   Energy accounts receivable                                                76,878,634           64,655,498
   Other receivables - related parties                                        7,751,842            6,026,479
   Deferred tax asset                                                         1,238,000            1,238,000
   Other current assets (including advances to employees and
       directors of $95,500 and $85,700, respectively)                        1,767,679            1,924,972
                                                                         ---------------      ---------------
             Total current assets                                            96,247,825           84,099,315

Property, plant and equipment, net                                              672,465              577,058
Long-term receivable - WCTP                                                   6,314,375            4,905,689
Construction in progress                                                      9,923,315            4,187,134
Long-term note receivable - WCTP                                             49,490,535           49,490,535
Deferred charge                                                               5,696,500                   --
Other assets (including advances to an employee and  a director
   of $725,167 and $730,167, respectively)                                    1,923,479            1,929,723
Excess of investment over net assets acquired, net                              288,725              298,568
                                                                         ---------------      ---------------
             Total assets                                                  $170,557,219         $145,488,022
                                                                         ---------------      ---------------
                                                                         ---------------      ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Energy accounts payable                                                  $75,973,076          $62,633,944
   Loan payable                                                               1,353,324                   --
   Accrued expenses and other payables                                        9,346,212            7,237,081
   Accrued income taxes                                                         482,016               88,178
   Current portion of deferred revenue                                        3,626,269            2,991,307
                                                                         ---------------      ---------------
             Total current liabilities                                       90,780,897           72,950,510

Other long-term liabilities                                                   1,048,655              942,146
Deferred revenue and other credits                                            3,243,750            3,287,000
Deferred tax liability                                                        5,632,100            5,632,100
                                                                         ---------------      ---------------
             Total  liabilities                                             100,705,402           82,811,756

Minority interest in partnership                                              2,072,096            1,927,342

Commitments and contingencies                                                        --                   --


Stockholders' equity
   Common stock, Class A, $.01 par value; authorized 10,000,000
       shares; none issued                                                           --                   --
   Common stock, $.01 par value; authorized 50,000,000 shares; issued
       15,005,886 and 14,961,438 shares, respectively                           150,059              149,614
   Additional paid-in capital                                                65,504,269           65,212,681
   Accumulated earnings                                                       4,887,492            4,139,729
                                                                         ---------------      ---------------
                                                                             70,541,820           69,502,024
   Less:
   Treasury stock, at cost (123,124 shares)                                  (1,409,401)          (1,409,401)
   Notes receivable - sale of common stock                                     (918,981)          (6,832,938)
   Deferred compensation - ESOP                                                (433,717)            (510,761)
                                                                         ---------------      ---------------
             Total stockholders' equity                                      67,779,721           60,748,924
                                                                         ---------------      ---------------
             Total liabilities and stockholders' equity                    $170,557,219         $145,488,022
                                                                         ---------------      ---------------
                                                                         ---------------      ---------------



       * Derived from audited financial statements as of February 28, 1998 The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            (Unaudited)
                                                                                            For the Three
                                                                                        Months Ended May 31,
                                                                               -------------------------------------
                                                                                    1998                 1997
                                                                               ----------------     ----------------
Revenues:
     Energy sales                                                                 $221,779,849          $45,762,694
     Services                                                                        1,393,804            1,662,658
                                                                               ----------------     ----------------

        Total revenues                                                             223,173,653           47,425,352
                                                                               ----------------     ----------------
Costs and expenses:
     Cost of energy                                                                219,960,369           45,976,249
     Cost of services                                                                1,364,338            1,665,920
     Selling, general and administrative                                             3,092,124            2,622,289
     Interest income - WCTP                                                         (1,126,667)          (1,133,821)
     Interest and other (income) expense                                            (1,615,085)            (521,062)
     Minority interest in partnership                                                  141,811              142,711
                                                                               ----------------     ----------------
         Total costs and expenses                                                  221,816,890           48,752,286
                                                                               ----------------     ----------------
Income (loss) before income taxes and extraordinary gain                             1,356,763           (1,326,934)
Provision for income taxes                                                             609,000                   --
                                                                               ----------------     ----------------
Income (loss) before extraordinary gain                                                747,763           (1,326,934)
Extraordinary gain, net of tax and allocation to minority interest                          --            5,436,367
                                                                               ----------------     ----------------
Net income                                                                            $747,763           $4,109,433
                                                                               ----------------     ----------------
                                                                               ----------------     ----------------
Earnings (loss) per share - Basic:
     Per common share before extraordinary gain                                          $0.05               ($0.10)
     Extraordinary gain                                                                  --                    0.39
                                                                               ----------------     ----------------
     Per common share                                                                    $0.05                $0.29
                                                                               ----------------     ----------------
                                                                               ----------------     ----------------
Weighted average number of common shares used in
     computing basic earnings per share                                             14,220,837           13,898,547
                                                                               ----------------     ----------------
                                                                               ----------------     ----------------
Earnings (loss) per share - Diluted:
     Per common share before extraordinary gain                                          $0.05               ($0.10)
     Extraordinary gain                                                                  --                    0.39
                                                                               ----------------     ----------------
     Per common share                                                                    $0.05                $0.29
                                                                               ----------------     ----------------
                                                                               ----------------     ----------------
Weighted average number of common shares and common share
     equivalents used in computing diluted earnings per share                       15,463,157           13,898,547
                                                                               ----------------     ----------------
                                                                               ----------------     ----------------



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                                                       1998             1997
                                                                                   ------------    ------------
                                                                                            (Unaudited)
OPERATING ACTIVITIES:
Net income from operations                                                         $    747,764    $  4,109,433
Adjustments to reconcile net income  to net cash generated
   by (used in) operating activities:
        Extraordinary gain                                                                 --        (5,436,367)
        Depreciation and amortization                                                    74,247          67,921
        Amortization of deferred credits                                               (760,488)        (43,250)
        ESOP contribution                                                               175,507         155,151
        Changes in operating assets and liabilities:
           Increase in receivables                                                  (13,948,499)    (11,710,529)
           Net (increase) decrease in notes receivable, inventory,
              other current assets, and other assets                                 (1,249,717)        606,578
           Net increase in accounts payable, accrued expenses, deferred
              revenue, long-term liabilities and minority interest                   14,085,788      12,749,748
           Increase (decrease) in accrued taxes                                         393,838        (667,851)
                                                                                   ------------    ------------
        NET CASH USED IN OPERATING ACTIVITIES                                          (481,560)       (169,166)
                                                                                   ------------    ------------
INVESTING ACTIVITIES:
        Construction in progress                                                     (2,737,708)           --
        Repayment of note receivable                                                    275,000            --
        Purchase of machinery and equipment                                            (159,811)       (130,552)
                                                                                   ------------    ------------
        NET CASH USED IN INVESTING ACTIVITIES                                        (2,622,519)       (130,552)
                                                                                   ------------    ------------
FINANCING ACTIVITIES:
        Net proceeds from line of credit                                              1,357,892            --
        Payment of due to SBCC                                                             --        (2,750,000)
        Payment on capital leases                                                       (32,536)         (3,517)
        Proceeds from exercise of stock options and warrants                            136,027         196,214
                                                                                   ------------    ------------
        NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES                          1,461,383      (2,557,303)
                                                                                   ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,642,696)     (2,857,021)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     10,254,366      11,513,026
                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  8,611,670    $  8,656,005
                                                                                   ------------    ------------
                                                                                   ------------    ------------

















   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)      General

         In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at May 31, 1998 and results of operations and cash flows for the three months ended May 31, 1998 and 1997.

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

(2)      Per Share Data

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard was not permitted so SFAS No. 128 was adopted in the fourth quarter of Fiscal 1998. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income before extraordinary gain. The following is a reconciliation of the number of basic to diluted shares used in the computation of earnings per share for the quarters ended May 31, 1998 and 1997:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                May 31,
                                                                                -------
                                                                         1998               1997
                                                                      ----------         ----------
Weighted average number of common shares
outstanding                                                           14,862,062         14,718,422

Average of unreleased ESOP shares                                       (641,225)          (819,875)
                                                                      ----------         ----------
Weighted average number of common shares
outstanding - basic                                                   14,220,837         13,898,547

Dilution (warrants and options)                                        1,242,320             -0-
                                                                      ----------         ----------
Weighted average number of common share
and common share equivalents outstanding -
diluted                                                               15,463,157         13,898,547
                                                                      ----------         ----------
                                                                      ----------         ----------



         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         Options and warrants to purchase 389,300 shares of common stock were outstanding at May 31, 1998, ranging from $8.00 to $11.00, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares. For the quarter ended May 31, 1997, options and warrants to purchase 4,370,134 shares of common stock ranging from $3.30 to $11.00 were not included in the computation of diluted earnings per share because their effect would be antidilutive. The options and warrants, which expire between April 26, 2000 and September 6, 2006, were still outstanding at May 31, 1998.

(3)      Construction In Progress

         a)       Big Spring Project

         On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a power purchase agreement with Texas Utilities Electric Company. York has commenced procurement and other preconstruction tasks, including executing a contract with Vestas Wind Systems A/S for the purchase of wind turbines. York currently expects full commercial operation by February 1999. When completed, the facility is expected to have a capacity of 34 MW and include 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines. At May 31, 1998 and February 28, 1998, the total costs incurred related to the development and construction of this project were approximately $7,379,000 and $3,002,000, which are included in construction in progress.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         b)       Trinidad Project

         On February 12, 1998, InnCogen Ltd., a wholly owned indirect subsidiary of York, signed a power purchase agreement with Trinidad and Tobago Electricity Commission ("T&TEC") to supply electricity under a 30 year contract. The Company plans to construct a 225 MW natural gas fueled combustion turbine project for commercial operation by fall 1999. At May 31, 1998 and February 28, 1998, the total costs capitalized that relate to the development and construction of this project were approximately $2,543,000 and $1,185,000, which are included in construction in progress.

         c)       Commitments

         In connection with the Big Spring and Trinidad projects, the Company has entered into various contracts, aggregating approximately $102 million, related to construction of the facilities. At May 31, 1998 $4.6 million has been incurred toward these contracts and has been included in construction in progress on the accompanying balance sheet.

(4)      Significant New Accounting Pronouncements

         The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requiring that all public businesses report financial and descriptive information about their reportable operating segments. The Company will implement SFAS 130 and SFAS 131 as required in Fiscal 1999. The impact of adopting SFAS No. 130 is not material to the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

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

(5)      Related Party Transaction

         On May 31, 1998 the Chairman paid $275,000 of the long-term note he owes to the Company.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Also on May 31, 1998, an agreement was reached to facilitate and maximize a potential private placement financing to be used for the construction and completion of the Big Spring and Trinidad projects. As a result of the potential financing, funds will also be available for general corporate purposes such as development of future projects. The agreement was between the Company, York Cogen Partners, L.P. ("YCP") and the minority interests in YCP and B-41 Associates, L.P ("B-41LP").

         Pursuant to this agreement, the minority interests have agreed to assign and subordinate their interests in various cash flows from the Brooklyn Navy Yard and Warbasse facilities to the bond holders.

         In addition, the minority interests in B-41LP have agreed as of January 1, 1998 to forgo completely their 25.3% interest in the royalty to be received from the BNY facility. This royalty will continue through December 31, 2001 at a projected total amount of approximately $6 million per year.

         In exchange, the Company has agreed to transfer the balance of the note due from the Chairman of $5,696,500 to the minority interests. This transfer resulted in a deferred charge on the Company's balance sheet. The deferred charge will be amortized partially over a nine year period, the expected life of the financing, and the balance over the period the royalty from the BNY facility will be received.

(6)      Settlement of Obligation


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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS




Liquidity and Capital Resources

Big Spring Project

         On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, which is a party to a 15 year power purchase agreement with Texas Utilities Electric Company ("TU Electric"), which may be extended for two five year periods. York has commenced procurement and other preconstruction tasks, and currently expects full commercial operation by February 1999. When completed, the facility is expected to have a capacity of 34 MW and include 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines.

         The owner of the project (currently 100% York) is entitled to accelerated U.S. Federal income tax depreciation and to a 1.7 cents per kWh (escalating) wind production tax credit over the first 10 years of operation. This credit may be applied to any income subject to U.S. Federal income taxation. York expects thereby to offset taxable income from Energy Marketing and from other projects. York has subcontracted turbine supply, delivery, erection and commissioning (approximately 75% of the project's estimated construction costs) to Vestas Wind Systems A/S, the largest manufacturer of wind turbines in the world. There can be no assurance that the Big Spring project will be completed in the manner described above.

Trinidad and Tobago Project

         The Company has commenced procurement, engineering and other preconstruction development tasks for a 225 MW natural gas fueled combustion turbine project in the Republic of Trinidad and Tobago. Through a local subsidiary, York plans to construct the project for commercial operation by fall 1999. The Trinidad project will sell the bulk of its output under a 30 year contract signed on February 12, 1998, as amended, with Trinidad and Tobago Electricity Commission ("T&TEC"), Trinidad's government-owned power distribution utility. Fixed capacity payments, primarily tied to U.S. inflation rates, will constitute the majority of project revenues. T&TEC will have the obligation to supply and pay for fuel for the project, thereby eliminating York's fuel risk on the project. T&TEC's obligations under the power purchase agreement are supported by a guarantee of the Trinidad government. The Trinidad project is also expected to supply energy to several proposed new industrial developments.

         The power purchase agreement requires York to retain no less than 51% project ownership for at least ten years. However, York currently plans to retain a greater percentage of project ownership. There can be no assurance that the Trinidad project will be completed in the manner described above.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS




Project Finance

         The Company is seeking to arrange a long-term private placement project financing, which will provide full funding for construction and completion of the Big Spring project and the Trinidad project, as well as additional funds for general corporate purposes and future development activities. This financing will be underwritten by a major investment bank and be non-recourse to York but will be secured by cash flow generated by the Brooklyn Navy Yard ("BNY") and Warbasse facilities, as well as cash flow and assets of the Big Spring and Trinidad projects. There can be no assurance that this financing will be successfully completed or will be of sufficient size to provide for all anticipated needs.

Brooklyn Navy Yard ("BNY") Facility

         Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), a joint venture, was formed on October 19, 1992. BNYLP is owned and controlled equally by a subsidiary of Edison Mission Energy ("Mission"), which is an indirect wholly owned subsidiary of Edison International, and a limited partnership, B-41 Associates, L.P.("B-41LP"), in which the Company is a majority partner.

         On November 1, 1996, the BNY facility commenced operations, generating electricity and steam in accordance with its contracts. In December, 1997, a $407,000,000 non-recourse financing for the BNY facility was completed. The Company provided no guarantees with regard to this financing, and has no obligation to provide funding of any sort other than an obligation to reimburse Mission for a portion of certain costs, if any, related to a legal action, payable solely out of B-41LP's partnership fees and distributions from BNYLP. The Company expects to receive continuing general partner and other fees over the 40 year life of the project.

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

Warbasse Project

         The Company, through a subsidiary, operates the Warbasse facility, and since September 1994, has supplied on a continuous basis, all the electric and thermal energy needs of the host, Amalgamated Warbasse Houses, Inc. ("AWH"), and is supplying up to the full capacity requirements of its electric power contract with Consolidated Edison Company of New York, Inc., when dispatched.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS



         The Company transferred the completed facility to Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") on August 1, 1996. As a result of being a senior secured creditor of WCTP, the Company recorded approximately $1,127,000 and $1,134,000 of interest income on its long-term notes receivable from WCTP for the quarters ended May 31, 1998 and 1997, respectively.

NAEC

         The Company's energy marketing subsidiary, North American Energy Conservation, Inc. ("NAEC"), has experienced dramatic revenue growth since the Company acquired it in November 1996. Revenues have increased from approximately $46 million in the quarter ended May 31, 1997 to approximately $222 million in the quarter ended May 31, 1998. The Company expects this business to continue to grow and improve its margins, although revenue growth will not be at the pace experienced to date. In order to support that growth, in December 1997, NAEC completed a $20,000,000 revolving line of credit with Congress Financial Corp., collateralized by NAEC's receivables and other assets, and guaranteed by York. The Company believes this line of credit and possible future expansions thereof will be sufficient to support the capital and credit needs of NAEC.

         The Company uses put and call options, and futures contracts ("Instruments") in various combinations, to hedge physical positions in electricity and natural gas as well as for trading purposes. All of these Instruments are settled in the underlying commodity. The ultimate impact of these Instruments, either positive or negative, will be determined by the prevailing applicable market price.

         NAEC has sold call options related to the wholesale electric business and collected premiums totaling approximately $3.6 million as of May 31, 1998. Of this amount, approximately $3.2 million will be recognized as revenue in the remaining nine months of Fiscal 1999, offset by approximately $171,000 of prepaid brokerage fees and call option expense.

         As with all commodity, marketing and trading businesses, NAEC's operations are strongly affected by the underlying market conditions. Although wherever reasonably possible, attempts are made to hedge and minimize these risks, there can be no assurance that these hedging efforts will be effective and there can be no assurance that NAEC will not experience losses from operations from time to time, in some portion of its energy marketing business. Recently a segment of the electric market has been unusually volatile. The company cannot determine the overall impact of this volatility, if any, on NAEC at this time.

General

         Cash used in operating activities during the three months ended May 31, 1998 was approximately $207,000, as compared to approximately $169,000 used during the three months ended May 31, 1997. During the current period net income of approximately $748,000 was offset by a net decrease in certain operating assets over operating liabilities of approximately $443,000, and amortization of deferred credits of approximately $760,000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS



         During the three months ended May 31, 1997, net income of approximately $4,109,000 included a non-cash extraordinary gain of approximately $5,436,000, which was offset by a net increase of certain operating liabilities over operating assets of approximately $978,000.

         During the three months ended May 31, 1998, cash generated by financing activities was approximately $1,461,000, as compared to approximately $2,557,000 used during the three months ended May 31, 1997. During the current period, approximately $1,358,000 was generated from the proceeds from a line of credit, and approximately $136,000 was generated by the exercise of stock options and warrants. During the quarter ended May 31, 1997, $2,750,000 was used to settle an obligation with Sanwa Business Credit Corp., and approximately $514,000 was generated by the exercise of stock options and warrants.

         The Company has begun construction and development of its Big Spring project and its Trinidad project. The Company has no significant capital commitments other than capital commitments of approximately $102 million related to these projects.

Forward-Looking Statements

         This report may contain certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward- looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop and finance new projects and new products; the impact of competition on the Company's revenues; changes in law or regulatory requirements that adversely or positively affect the Company; delays in the Company's development of new projects; and/or changes in unit prices, supply and demand and the liquidity of the markets for electricity and natural gas.

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

Results of Operations

         Total energy revenues increased approximately $176 million, when comparing the quarter ended May 31, 1998 to the quarter ended May 31, 1997, predominantly in the natural gas market.

         Of the total revenues for the quarter ended May 31, 1998, $169 million related to natural gas and $53 million related to electricity. In the prior year approximately $30 million of revenues related to the sale of natural gas and $15.8 million related to the sale of electricity.

         Gross margins in the quarter ended May 31, 1998 were $2.2 million for natural gas and ($.4) million for electricity. The natural gas market is a stable, highly liquid market that has been fully deregulated for many years. The electric market is currently in the process of being deregulated and is much less liquid. Therefore, the Company's natural gas business has been, and will continue to be two thirds or greater of the total energy marketing business, and has been and is expected to continue to be more profitable than the electric business for the foreseeable future. Gross margins on the energy business will be impacted by changes in unit prices, supply, liquidity in the markets and seasonal factors.

         Service revenues and cost of services, which include fuel and other operations and maintenance costs, during the three months ended May 31,1998 decreased approximately $302,000 compared to the three months ended May 31, 1997. This was due mainly to a decrease in fuel costs.

         Selling, general and administrative expenses increased approximately $470,000 when comparing the three months ended May 31, 1998 to May 31, 1997. Payroll and employee benefits increased approximately $81,000, due to additional personnel and increased insurance costs. Financing costs increased approximately $138,000, as a result of interest and other costs associated with the revolving line of credit. Expenses also increased approximately $161,000 as a result of recognition of the redemption of Class B Warrants. Professional fees increased approximately $54,000.

         Interest and other income increased approximately $1,094,000 for the three months ended May 31, 1998. The commencement in January 1998 of royalty fees received by B-41LP from BNYLP accounted for an increase in other income of approximately $1,469,000. This increase was offset by a decrease in general partner fees received by B-41LP from BNYLP of approximately $329,000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS




         The current period income tax provision of $609,000 was based on the annual effective tax rate applied to the income for the quarter ended May 31, 1998. There was no provision for income tax in the prior period, as there was a loss for the quarter ended May 31, 1997.

         During the quarter ended May 31, 1997, the Company recorded an extraordinary gain in connection with the settlement of an obligation.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                     PART II






ITEM  1.          Legal Proceedings

                  None

ITEM  6.          Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b) There were no reports on Form 8-K filed during the three months ended May 31, 1998.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES






                                   SIGNATURES




Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: July 13, 1998                            /s/Robert M. Beningson
                                                ------------------------
                                                Robert M. Beningson
                                                Chairman of the Board and
                                                President




Dated: July 13, 1998                            /s/ Michael Trachtenberg
                                                ------------------------
                                                Michael Trachtenberg
                                                Executive Vice President
                                                and Chief Financial and
                                                Accounting Officer