Form 10-Q
period 1998-08-31
YORK RESEARCH CORP
filed 1998-10-14
CIK 108976

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                      -----------------------------------------
                                      FORM 10-Q


(MARK ONE)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 August 31, 1998
                               -------------------------------------------------

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from ___________________ to __________________________

                      Commission file number         0-72
                                          -------------------

                              York Research Corporation
--------------------------------------------------------------------------------
                       (EXACT NAME OF REGISTRANT AS SPECIFIED)

          Delaware                                06-0608633
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

280 Park Avenue, Suite 2700 West,    New York, New York     10017
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (212) 557-6200
                                                   -----------------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 14,885,264.
      ------------

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                August 31,       February
                                                  1998             1998
                                              -------------    -------------
                                                (Unaudited)         *
ASSETS
Current Assets:
 Cash and cash equivalents                    $  31,018,823    $  10,254,366
 Natural gas accounts receivable                 60,137,739       47,245,168
 Other receivables - related parties              4,793,138        6,026,479
 Deferred tax asset                               5,982,611        1,238,000
 Other current assets (including advances to
  employees of $125,500 and $85,700,
  respectively)                                   4,175,759        1,158,035
                                              -------------    -------------
           Total current assets                 106,108,070       65,922,048

Property, plant and equipment, net                  663,134          577,058
Long-term receivable - WCTP                       7,914,131        4,905,689
Cash in escrow - long- term                     112,662,507               --
Construction in progress                         35,780,604        4,187,134
Long-term note receivable - WCTP                 49,490,535       49,490,535
Deferred charges, net                            13,246,725               --
Other assets (including advances to employees
  and a director of $575,417 and $730,167,
  respectively)                                   6,419,006        1,929,723
Excess of investment over net assets
  acquired, net                                     278,882          298,568
                                              -------------    -------------
           Total assets                       $ 332,563,594    $ 127,310,755
                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Natural gas accounts payable                 $  56,973,867    $  44,311,309
 Loan payable                                    20,004,999               --
 Accrued expenses and other payables             21,953,083        7,237,081
 Accrued income taxes                               100,000           88,178
 Net liabilities of discontinued operations      10,927,880        3,136,675
                                              -------------    -------------
           Total current liabilities            109,959,829       54,773,243

 Project notes payable                          150,000,000               --
 Other long-term liabilities                      1,187,611          942,146
 Deferred revenue and other credits               3,200,500        3,287,000
 Deferred tax liability                           5,632,100        5,632,100
                                              -------------    -------------
           Total liabilities                    269,980,040       64,634,489

Minority interest in partnership                         --        1,927,342

Commitments and contingencies                            --               --

Stockholders' equity
  Common stock, Class A, $.01 par value;
    authorized 10,000,000 shares; none issued            --               --
 Common stock, $.01 par value; authorized
    50,000,000 shares; issued 15,008,388 and
    14,961,438 shares, respective                   150,084          149,614
 Additional paid-in capital                      65,584,324       65,212,681
 Accumulated earnings (deficit)                    (583,375)       4,139,729
                                              -------------    -------------
                                                 65,151,033       69,502,024
 Less:
 Treasury stock, at cost (123,124 shares)        (1,409,401)      (1,409,401)
 Notes receivable - sale of common stock           (818,980)      (6,832,938)
 Deferred compensation - ESOP                      (339,098)        (510,761)
                                              -------------    -------------
    Total stockholders' equity                   62,583,554       60,748,924
                                              -------------    -------------
    Total liabilities and stockholders'
      equity                                  $ 332,563,594    $ 127,310,755
                                              =============    =============

      * Derived from audited financial statements as of February 28, 1998
    The accompanying notes are an integral part of these financial statements.

                    YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (Unaudited)                   (Unaudited)
                                        For the Six Months Ended      For the Three Months Ended
                                                August 31,                    August 31,
                                       ---------------------------   ---------------------------
                                          1998            1997           1998          1997
                                       ------------   ------------   ------------   ------------
REVENUES:
   Natural gas sales                   $353,102,102   $ 84,517,406   $184,472,611   $ 54,566,846
   Power project services                 3,103,347      3,985,414      1,709,545      2,322,756
                                       ------------   ------------   ------------   ------------
        Total revenues                  356,205,449     88,502,820    186,182,156     56,889,602
                                       ------------   ------------   ------------   ------------
COSTS AND EXPENSES:
   Cost of natural gas                  347,003,934     84,054,067    180,550,328     53,848,199
   Cost of power project services         3,073,096      3,965,202      1,708,760      2,299,282
   Selling, general and administrative    4,869,835      4,755,825      2,071,202      2,325,353
   Interest income - WCTP                (2,254,516)    (2,270,777)    (1,127,849)    (1,136,956)
   Interest income                         (585,405)      (142,771)      (527,592)       (66,913)
   Interest expense                       1,184,430         21,742      1,178,420         13,369
   Other (income) expense                (3,154,235)      (725,724)    (1,590,958)      (272,148)
   Minority interest in partnership         283,766        285,817        141,960        143,106
                                       ------------   ------------   ------------   ------------
        Total costs and expenses        350,420,905     89,943,381    182,404,271     57,153,292
                                       ------------   ------------   ------------   ------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES AND
  EXTRAORDINARY GAIN                      5,784,544     (1,440,561)     3,777,885       (263,690)

Provision for income taxes                2,603,044        207,739      1,701,592        147,112
                                       ------------   ------------   ------------   ------------
INCOME (LOSS) FROM CONTINUING OPERATION   3,181,500     (1,648,300)     2,076,293       (410,802)

Loss from discontinued operations, net   (7,904,600)      (144,189)    (7,547,158)       (54,750)

Extraordinary gain, net of tax and
  allocation to minority interest                --      5,436,367             --             --
                                       ------------   ------------   ------------   ------------
Net income (loss)                      $ (4,723,100)  $  3,643,878   $ (5,470,865)  $   (465,552)
                                       ============   ============   ============   ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
   Continuing operations                      $0.22         ($0.12)         $0.15         ($0.03)
   Discontinued operations                   ($0.55)        ($0.01)        ($0.53)            --
   Extraordinary gain                            --          $0.39             --             --
                                       ------------   ------------   ------------   ------------
        Total                                ($0.33)         $0.26         ($0.38)        ($0.03)
                                       ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES USED IN COMPUTING BASIC
  EARNINGS PER SHARE                     14,250,841     13,945,376     14,270,495     13,992,231
                                       ============   ============   ============   ============

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
   Continuing operations                      $0.21         ($0.12)         $0.14         ($0.03)
   Discontinued operations                   ($0.52)        ($0.01)        ($0.51)            --
   Extraordinary gain                            --          $0.39             --             --
                                       ------------   ------------   ------------   ------------
        Total                                ($0.31)         $0.26         ($0.37)        ($0.03)
                                       ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON SHARE EQUIVALENTS
  USED IN COMPUTING DILUTED EARNINGS
  PER SHARE                              15,090,497     13,945,376     14,675,630     13,992,231
                                       ============   ============   ============   ============

       The accompanying notes are an integral part of these financial statements

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED AUGUST 31,

                                                               1998             1998
                                                           -------------    -------------
                                                                    (Unaudited)
OPERATING ACTIVITIES:
Net income from continuing operations                      $   3,181,500    $  (1,648,300)
Adjustments to reconcile net income  to net cash generated
   by (used in) operating activities:
   Depreciation and amortization                                 158,709          140,149
   Amortization of deferred credits                              (86,500)         (86,500)
   Amortization of deferred charges                              140,247               --
   ESOP contribution                                             333,006          292,386
   Deferred tax asset                                         (4,744,611)         (91,000)
   Changes in operating assets and liabilities:
      Increase in receivables                                (11,659,230)     (14,608,265)
      Net (increase) decrease in notes receivable,
         inventory, other current assets, and other assets   (13,714,847)         202,372
      Net increase in accounts payable, accrued expenses,
         deferred revenue, long-term liabilities and
         minority interest                                    25,832,242       15,581,794
      Increase (decrease) in accrued taxes                        11,822         (758,435)
                                                           -------------    -------------
   NET CASH USED IN OPERATING ACTIVITIES OF
     CONTINUING OPERATIONS                                      (547,662)        (975,799)

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF
   DISCONTINUED OPERATIONS                                      (113,395)       1,507,831
                                                           -------------    -------------
INVESTING ACTIVITIES:
   Construction in progress                                  (31,593,470)              --
   Cash in escrow                                           (124,612,000)              --
   Receipts from cash in escrow                               11,949,493               --
   Repayment of note receivable                                  275,000               --
   Purchase of machinery and equipment                          (225,099)        (169,965)
                                                           -------------    -------------
   NET CASH USED IN INVESTING ACTIVITIES                    (144,206,076)        (169,965)
                                                           -------------    -------------

FINANCING ACTIVITIES:
   Proceeds from Bond Financing                              150,000,000               --
   Payment of financing costs                                 (4,495,642)              --
   Net proceeds from line of credit                           20,009,567               --
   Payment of due to SBCC                                             --       (2,750,000)
   Payment on capital leases                                     (35,564)          (3,517)
   Proceeds from exercise of stock options and warrants          153,229          266,898
                                                           -------------    -------------
   NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES      165,631,590       (2,486,619)
                                                           -------------    -------------

DECREASE IN CASH AND CASH EQUIVALENTS                         20,764,457       (2,124,552)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              10,254,366       11,513,026
                                                           -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  31,018,823    $   9,388,474
                                                           =============    =============

   The accompanying notes are an integral part of these financial statements.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  GENERAL

     In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at August 31, 1998, results of operations for the six and three months ended August 31, 1998 and 1997, and cash flows for the six months ended August 31, 1998.

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

     Certain amounts in the Fiscal 1998 consolidated financial statements were reclassified to conform to the Fiscal 1999 presentation (See Note 8). Any adjustments that have been made to the financial statements are of a normal recurring nature.

(2)  PER SHARE DATA

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard was not permitted so SFAS No. 128 was adopted in the fourth quarter of Fiscal 1998. All periods prior to adoption that are presented have been restated to conform with SFAS No. 128. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income (loss) from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the six and three months ended August 31, 1998 and 1997:

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------
                                           Six Months Ended              Three Months Ended
                                                August 31,                    August 31,
-----------------------------------------------------------------------------------------------
                                           1998           1997           1998           1997
-----------------------------------------------------------------------------------------------
Weighted average number of common
shares outstanding                      14,878,810     14,736,215     14,885,208     14,754,033
-----------------------------------------------------------------------------------------------
Average of unreleased ESOP shares         (627,969)      (790,839)      (614,713)      (761,802)
-----------------------------------------------------------------------------------------------
Weighted average number of common
shares outstanding - basic              14,250,841     13,945,376     14,270,495     13,992,231
-----------------------------------------------------------------------------------------------
Dilution (warrants and options)            839,656              0        405,135              0
-----------------------------------------------------------------------------------------------
Weighted average number of common
shares and common share equivalents
outstanding - diluted                   15,090,497     13,945,376     14,675,630     13,992,231
-----------------------------------------------------------------------------------------------

     The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

     Options and warrants to purchase 2,692,723 shares of common stock were outstanding at August 31, 1998, ranging from $5.44 to $11.00, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares. The options and warrants, which expire between April 26, 2000 and June 9, 2007, were still outstanding at August 31, 1998. For August 31, 1997, options and warrants to purchase 4,353,365 shares of common stock ranging from $3.13 to $11.00 were not included in the computation of diluted earnings per share because their effect would be antidilutive.

(3)  CONSTRUCTION IN PROGRESS

     a)   BIG SPRING PROJECT

          On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a power purchase agreement with Texas Utilities Electric Company.
York has completed the procurement and permitting process, and construction of this wind power project is well advanced. York currently expects partial commercial operation in December 1998, and full commercial operation by February 1999. When completed, the facility will have a capacity of 34 MW and include 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines. At August 31, 1998 and February 28, 1998, the total costs incurred related to the development and construction of this project were approximately $9,340,000 and $3,002,000, respectively, which are included in construction in progress.

     The Big Spring project will sell all of its renewable energy to Texas Utilities Electric Company under a 15 year contract with renewal options.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     b)   TRINIDAD PROJECT

     On February 12, 1998, InnCOGEN Limited ("InnCOGEN"), a wholly owned indirect Trinidadian subsidiary of York, signed a power purchase agreement with Trinidad and Tobago Electricity Commission ("T&TEC"), the government owned transmission and distribution company, to supply electricity under a 30 year contract. The Company has substantially completed procurement and other preconstruction tasks and has begun construction of a 225 MW natural gas fueled combustion turbine project for commercial operation by fall 1999. At August 31, 1998 and February 28, 1998, the total costs incurred that relate to the development and construction of this project were approximately $26,441,000 and $1,185,000, respectively, which are included in construction in progress. InnCOGEN will sell the bulk of the project output under a 30 year contract with T&TEC. Duke/Fluor Daniel will construct the Trinidad facility under a turnkey construction contract with a firm September 1999 completion date. The Trinidad facility will utilize three General Electric turbines.

     c)   COMMITMENTS

     In connection with the Big Spring and Trinidad projects, the Company has entered into various contracts, aggregating approximately $102 million, related to construction of the facilities. At August 31, 1998 $26.2 million has been incurred toward these contracts and has been included in construction in progress on the accompanying balance sheet.

(4)  PORTFOLIO PROJECT BOND FINANCING

     On August 4, 1998, the Company through various subsidiaries, completed a $150 million, 12%, portfolio project bond financing due October 30, 2007 (the "Bond Financing"). Proceeds of the Bond Financing will be used to fund the balance of construction costs on the two new power projects as well as to provide additional working capital to York. A portion of the proceeds of the Bond Financing have been deposited into restricted cash escrow funds to be used solely to fund construction costs, a $15 million debt service reserve, interest during construction, and other costs.

     The bond financing is non-recourse to York and secured solely by the assets and future cash flow of the 225MW Trinidad power project, the 34 MW Big Spring windpower project and certain assets and cash flow related to the Brooklyn Navy Yard and Warbasse projects. The book value of the secured assets is approximately $85,600,000 at August 31, 1998. The Trinidad project is expected to achieve full commercial operation in September 1999, and the Big Spring Project should begin generating renewable energy in December 1998 with final completion in February 1999.

     An agreement was entered into as of the closing date of the Bond Financing whereby 10% in the aggregate of the net equity distributions to be received by any of the projects that pledged cash flow or assets as collateral for the Bond Financing will be paid to bondholders. In addition, York entered into a Covenant Agreement with the Bond Trustee, whereby York agreed to certain limitations, as long as the Bonds are outstanding, on incurring new debt, granting of new liens, declaring cash dividends in excess of $.01 per share, and continuing a business or activity that incurs net losses, as defined.

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

     In June 1998, The Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

(6)  DEFERRED CHARGES

     a)   DEFERRED FINANCING COSTS

     As a result of the Bond Financing, approximately $7,089,000 of deferred financing costs were incurred. These deferred financing costs are being amortized over the life of the Bond Financing. Amortization through August 31, 1998 was approximately $56,000.

                     YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     b)   RELATED PARTY TRANSACTION

     On May 31, 1998 the Chairman paid $275,000 of the long-term note he owed to the Company.

     Also on May 31, 1998, an agreement was reached to facilitate and maximize the Bond Financing. The agreement was between the Company, York Cogen Partners, L.P. ("YCP") and the minority interests in YCP and B-41 Associates, L.P ("B-41LP"). Pursuant to this agreement, the minority interests have agreed to assign and subordinate their interests in various cash flows from the Brooklyn Navy Yard and Warbasse facilities to the bondholders.

     In addition, the minority interests in B-41LP have agreed as of January 1, 1998 to forgo completely their 25.3% interest in the royalty to be received from the BNY facility. This royalty will continue through December 31, 2001 at a projected total amount of approximately $24 million, which is approximately $6 million per year.

     In exchange, the Company has agreed to transfer the balance of the note due from the Chairman of $5,696,500 to the minority interests. This transfer resulted in a deferred charge on the Company's balance sheet. The deferred charge will be amortized partially over the life of the Bond Financing, and the
balance over the remaining term of the BNY royalty agreement.    Amortization
through August 31, 1998 was approximately $85,000.

(7)  SETTLEMENT OF OBLIGATION

     In March 1997, B-41LP settled all its obligations to Sanwa Business Credit Corp. ("SBCC") for a cash payment of $2,750,000. SBCC, in exchange for this cash payment gave up all its interest in the future cash flow from the Brooklyn Navy Yard Project and has no continuing interest in any of the Company's projects or assets. In settling this obligation, B-41LP caused RV Associates L.P. ("RVA") and its partners to lose tax benefits that they would have been able to utilize. Therefore, the Company compensated RVA for its lost tax benefits in the total amount of $4 million. The form of this non-cash transaction with RVA and its partners was the exercise of 500,000 pre-existing warrants at $6 per share for a total of $3,000,000, and the transfer of $1,000,000 of the Company's note receivable from the Chairman to a nonconsolidated affiliate. This extinguishment of the SBCC liability resulted in an extraordinary gain of approximately $13.1 million less taxes of approximately $4.3 million and an allocation to the minority interest of approximately $3.4 million, resulting in a net extraordinary gain to the Company of $5.4 million.

(8)  DISCONTINUED OPERATIONS

     During the quarter ended August 31, 1998, unprecedented turmoil in the electric marketing business was caused in part by widely reported failures of certain suppliers to deliver contracted power to a multitude of utilities and marketers, including York's subsidiary, North American Energy Conservation, Inc. ("NAEC"). NAEC and many others were required to scramble to meet existing fixed price commitments. The resulting turmoil caused prices to instantly skyrocket from normal prices in the range of $30 per megawatt hour to as much as $7,000 per megawatt hour.

                     YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Repercussions from the suppliers' failures caused continuing instability throughout the summer, as market participants found themselves with unbalanced portfolios and a shortage of available sources. NAEC met many of its commitments at substantially increased cost.

     As a result, York determined that NAEC should discontinue the electric marketing business due to the current volatility, lack of liquidity and unacceptable risk parameters. NAEC will continue, however, to meet existing contract obligations, which currently extend to December 1999, to its electric marketing customers and is taking all actions necessary to reduce or eliminate forward exposure. Operations will cease when all commitments have been met. NAEC is unable to quantify at this time the impact of liquidating the balance of its existing portfolio.

     The electric marketing operations of NAEC are reflected as discontinued operations for all periods presented in the Company's Statements of Operations. The operating results of the discontinued operations are summarized as follows:

                               For the six months        For the three months,
                                Ended August 31,           Ended August 31,
                           --------------------------  ------------------------
                               1998          1997          1998        1997
                           ------------   -----------  ------------ -----------

Revenues                   $161,891,393   $56,091,371  $108,449,105 $40,279,237

Loss before tax benefit     (14,372,000)     (241,928)  (13,722,106)    (91,862)

Tax benefit                  (6,467,400)      (97,739)   (6,174,948)    (37,112)

Net loss                    ($7,904,600)    ($144,189)  ($7,547,158)   ($54,750)


Net liabilities of discontinued operations consist mainly of trade accounts receivable and trade accounts payable.

                     YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

PORTFOLIO BOND FINANCING

     The Company, through various subsidiaries, on August 4, 1998, completed a $150,000,000, 12% portfolio bond financing due October 30, 2007. This financing will provide full funding for construction and completion of the Big Spring project and the Trinidad project, and fund a debt service reserve, interest during construction and other costs, as well as additional funds for general corporate purposes and future development activities. This financing was underwritten by a major investment bank and is non-recourse to York but is secured by certain assets and cash flow related to the Brooklyn Navy Yard ("BNY") and Warbasse facilities, as well as cash flow and assets of the Big Spring and Trinidad projects.

BIG SPRING PROJECT

     On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, which is a party to a 15 year power purchase agreement with Texas Utilities Electric Company ("TU Electric"), which may be extended for two five year periods. York has completed the procurement and permitting process for this wind power project, and construction is well advanced. York currently expects partial commercial operation in December 1998, and full commercial operation by February 1999.
When completed, the facility will have a capacity of 34 MW and include 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines.

     The owner of the project (currently 100% York) is entitled to accelerated U.S. Federal income tax depreciation and to a 1.7 cents per kWh (escalating) wind production tax credit over the first 10 years of operation. This credit may be applied to any income subject to U.S. federal income taxation. York expects thereby to offset taxable income from natural gas marketing and from other projects. York has subcontracted turbine supply, delivery, erection and commissioning (approximately 75% of the project's estimated construction costs) to Vestas Wind Systems A/S, the largest manufacturer of wind turbines in the world.

TRINIDAD AND TOBAGO PROJECT

     The Company has substantially completed procurement, engineering and other preconstruction development tasks and has begun construction of a 225 MW natural gas fueled combustion turbine project in the Republic of Trinidad and Tobago. Through a local subsidiary, York plans to construct the project for commercial operation by fall 1999. The Trinidad project will sell the bulk of its output under a 30 year contract signed on February 12, 1998, as amended, with Trinidad and Tobago Electricity Commission ("T&TEC"), Trinidad's government-owned power distribution utility. Fixed capacity payments, primarily tied to U.S. inflation rates, will constitute the majority of project revenues. T&TEC will have the obligation to supply and pay for fuel for the project, thereby eliminating York's fuel risk on the project. T&TEC's obligations under the power purchase agreement are supported by a guarantee of the Trinidad government. The Trinidad project is also expected to supply energy to several proposed new industrial developments.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


     The power purchase agreement requires York to retain no less than 51% project ownership for at least ten years. However, York currently plans to retain a greater percentage of project ownership.

BROOKLYN NAVY YARD ("BNY") FACILITY

     The BNY Facility is owned by Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), a joint venture owned equally by a subsidiary of Edison Mission Energy ("Mission"), which is an indirect wholly owned subsidiary of Edison International, and a limited partnership, B-41 Associates, L.P.("B-41LP"), in which the Company is a majority partner.

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

     The Company transferred the facility to Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") upon its completion on August 1, 1996. As a result of being a senior secured creditor of WCTP, the Company recorded approximately $2,255,000 and $2,271,000 and $1,128,000 and $1,137,000 of interest income on its long-term notes receivable from WCTP for the six and three months ended August 31, 1998 and 1997, respectively.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


NAEC

     The Company's subsidiary, North American Energy Conservation, Inc. ("NAEC") has marketed both electricity and natural gas. As discussed elsewhere, as a result of the recent unprecedented volatility and turmoil in the electric marketing business, the Company determined that NAEC should exit this business. As of August 31, 1998, NAEC has an existing portfolio related to the electric marketing business. NAEC in unable to quantify at this time the impact of liquidating the balance of its existing portfolio.

     NAEC's natural gas marketing business continues to grow and is expected to be profitable throughout Fiscal 1999. In order to support that growth, in December 1997, NAEC completed a $20,000,000 revolving line of credit with Congress Financial Corp., collateralized by NAEC's receivables and other assets, and guaranteed by York. The Company believes this line of credit and possible future expansions thereof will be sufficient to support the capital and credit needs of NAEC.

     Although still subject to market fluctuations, the natural gas marketing business has been deregulated for many years and is much less volatile than the electric marketing business currently is. The Company uses put and call options, and futures contracts ("Instruments") in various combinations, to hedge physical positions in natural gas as well as for trading purposes. All of these Instruments are settled in the underlying commodity. The ultimate impact of these Instruments, either positive or negative, will be determined by the prevailing applicable market price.

     As with all commodity, marketing and trading businesses, NAEC's operations are strongly affected by the underlying market conditions. Although wherever reasonably possible, attempts are made to hedge and minimize these risks, there can be no assurance that these hedging efforts will be effective and there can be no assurance that NAEC will not experience losses from operations from time to time.

GENERAL

     Cash used in operating activities of continuing operations during the six months ended August 31, 1998 was approximately $548,000, as compared to approximately $976,000 used during the six months ended August 31, 1997. During the current period net income of approximately $3,182,000 was increased by a net increase in certain operating liabilities over operating assets of approximately $458,000. This increase was offset by the recognition of a deferred tax benefit of approximately $4,700,000.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


     During the six months ended August 31, 1997, net loss from continuing operations was approximately $1,648,000, which was offset by a net increase of certain operating liabilities over operating assets of approximately $1,176,000. In addition, the company had a non-cash extraordinary gain of approximately $5,436,000.

     Cash used by discontinued operations for the six months ended August 31, 1998 was approximately $113,000, as compared to cash provided of approximately $1,508,000 for the six months ended August 31, 1997.

     During the six months ended August 31, 1998, cash used in investing activities was approximately $144,206,000. Approximately $31,593,000 was used for construction in progress, and approximately $225,000 was used to purchase machinery and equipment. Approximately $112,663,000 was invested in cash in escrow, net of receipts of approximately $11,949,000. These uses were offset by a repayment of a note receivable of $275,000. During the six months ended August 31, 1997, approximately $170,000 was used to purchase machinery and equipment.

     During the six months ended August 31, 1998, cash generated by financing activities was approximately $165,632,000, as compared to approximately $2,487,000 used during the six months ended August 31, 1997. During the current period, $150,000,000 was generated by the Bond Financing, approximately $4,496,000 was used for financing costs, approximately $20,000,000 was generated from the proceeds from a line of credit, and approximately $153,000 was generated by the exercise of stock options and warrants. During the six months ended August 31, 1997, $2,750,000 was used to settle an obligation with Sanwa Business Credit Corp., and approximately $267,000 was generated by the exercise of stock options and warrants.

     The Company has begun construction and development of its Big Spring project and its Trinidad project. The Company has no significant capital commitments other than capital commitments of approximately $102 million, of which $26.2 has been incurred through August 31, 1998, related to these projects.

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

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


There can be no assurance that the Big Spring and Trinidad projects will be completed in the manner described above, or that the Bond Financing will provide for all contingencies.

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

     In addition, the Company is in the process of contacting all businesses and other entities who provide data to or receive data from the Company, or whose financial condition or operational capability is important to the Company, as suppliers or customers, to determine the extent to which they will be impacted by the Year 2000 issue. Based on the responses to date, the Company is not aware of any problems, but is unable to assess the impact of this issue at this time.

RESULTS OF OPERATIONS

     The increases in natural gas sales of approximately $268,585,000 and $129,906,000 respectively, for the six and three months ended August 31, 1998 as compared to the same periods in the prior year, and the increases of approximately $262,950,000 and $126,702,000 in cost of natural gas when comparing the same periods is due to an increase in the volume of natural gas moved this year versus last year as part of the overall growth strategy. The improvement in gross margin is due in part to tightening of guidelines related to risk tolerance and trading.

     Service revenues and cost of services include fuel and other operations and maintenance costs. The decreases in service revenues of approximately $882,000 and $613,000, respectively and decreases in cost of services of approximately $892,000 and $591,000, respectively, for the six and three months ended August 31, 1998, as compared to the same periods in the prior year, were mainly due to a decrease in fuel costs as a result of increased efficiency in the Warbasse facility.

                     YORK RESEARCH CORPORATION AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


     Selling, general and administrative expenses increased approximately $114,000 and decreased approximately $254,000, respectively, for the six and three months ended August 31, 1998, as compared to the same periods in the prior year. Expenses increased approximately $335,000 and $174,000, respectively, as a result of recognition of the redemption of Class B Warrants, which commenced in the fourth quarter of Fiscal 1998. During the six months ended August 31, 1998, financing costs increased approximately $122,000 as a result of costs associated with the revolving line of credit. These increases were offset by decreases in professional fees of approximately $250,000 for the six and three months periods.

     Interest income increased approximately $443,000 and $461,000, respectively, for the six and three months ended August 31, 1998, as compared to the same periods in the prior year, due mainly to increased levels of cash available for investment due to the Bond Financing.

     Interest expense increased approximately $1,163,000 and $1,165,000, respectively, for the six and three months ended August 31, 1998, as compared to the same periods in the prior year, due to accrued interest payable to bondholders as a result of the Bond Financing.

     Other income increased approximately $2,429,000 and $1,319,000, respectively for the six and three months ended August 31, 1998, as compared to the same periods in the prior year. The commencement in January 1998 of royalty fees received by B-41LP from BNYLP accounted for an increase in other income of approximately $2,888,000 and $1,419,000, respectively. These increases were offset by decreases of approximately $609,000 and $280,000, respectively, due to a decrease in general partner fees received by B-41LP from BNYLP.

     As a result of the Company's decision during the quarter ended August 31, 1998 to discontinue the electric marketing business, all electric operations have been reflected as discontinued operations. Loss from discontinued operations were approximately $7,905,000 and $7,547,000, respectively, for the six and three months ended August 31, 1998, compared to approximately $144,000 and $55,000 respectively, for the same periods in the prior year. These increased losses were due to unprecedented turmoil in the electric marketing business caused in part by widely reported failures of certain suppliers to deliver contracted power to a multitude of utilities and marketers, including NAEC (see Note 8).

     The current and prior periods income tax provisions were based on the expected annual effective tax rate applied to the income from continuing operations for the six and three months ended August 31, 1998 and 1997. Tax benefits from the losses from discontinued operations for the same periods were calculated in a consistent manner.

     During the quarter ended May 31, 1997, the Company recorded an extraordinary gain in connection with the settlement of its obligation to SBCC(see Note 7).

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                       PART II


ITEM  1.  LEGAL PROCEEDINGS

          None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10(oo) Covenant Agreement dated as of August 4, 1998 between York Research Corporation and The Bank of New York, as Bond Trustee.

          10(pp) Equity Cash Flow Participation Agreement dated as of August 4, 1998 among Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC, New World Power Texas Renewable Energy Limited Partnership, York T&T Holdings, Inc., and The Bank of New York, as administrative agent for the benefit of certain holders.

     (b) There were no reports on Form 8-K filed during the three months ended August 31, 1998.

                      YORK RESEARCH CORPORATION AND SUBSIDIARIES



                                     SIGNATURES



Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Dated: October 14, 1998                 /s/ Robert M. Beningson
                                        -----------------------------
                                        Robert M. Beningson
                                        Chairman of the Board and
                                        President




Dated:    October 14, 1998              /s/ Michael Trachtenberg
                                        -----------------------------
                                        Michael Trachtenberg
                                        Executive Vice President
                                        and Chief Financial and
                                        Accounting Officer