Form 10-Q
period 1998-11-30
YORK RESEARCH CORP
filed 1999-01-14
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   NOVEMBER 30, 1998
                                ----------------                   -------------


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                   to
                               -----------------   -----------------------------

                     Commission file number      0-72
                                              ---------

                            YORK RESEARCH CORPORATION
                     ---------------------------------------
                     (EXACT NAME OF REGISTRANT AS SPECIFIED)

           DELAWARE                                      06-0608633
--------------------------------                      -------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

       280 PARK AVENUE, SUITE 2700 WEST,      NEW YORK, NEW YORK      10017
------------------------------------------                       ---------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (212) 557-6200
                                                    ----------------------------

              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 14,890,402 .

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            NOVEMBER 30,         FEBRUARY 28,
                                                                               1998                 1998
                                                                           -------------        -------------
                                                                            (Unaudited)               *
ASSETS
Current Assets:
  Cash and cash equivalents                                                $  15,000,696        $  10,254,366
  Natural gas accounts receivable                                            119,922,260           47,245,168
  Other receivables - related parties                                          6,762,713            6,026,479
  Cash in escrow                                                              12,725,882                 --
  Inventory - natural gas                                                      2,721,182                 --
  Deferred tax asset                                                           8,159,524            1,238,000
  Other current assets (including advances to employees
    of $62,000 and $85,700, respectively)                                      1,598,697            1,158,035
  Net assets of discontinued operations                                        1,344,312                 --
                                                                           -------------        -------------
      Total current assets                                                   168,235,266           65,922,048

Property, plant and equipment, net                                               676,879              577,058
Long-term receivable - WCTP                                                    6,657,052            4,905,689
Cash in escrow - long term                                                    65,585,626                 --
Construction in progress                                                      65,885,544            4,187,134
Long-term note receivable - WCTP                                              49,490,535           49,490,535
Deferred charges, net                                                         13,078,336                 --
Other assets (including advances to employees
    of $760,417 and $615,167, respectively)                                    6,852,194            2,228,291
                                                                           -------------        -------------
      Total assets                                                         $ 376,461,432        $ 127,310,755
                                                                           -------------        -------------
                                                                           -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Natural gas accounts payable                                             $ 114,805,054        $  44,311,309
  Loan payable                                                                17,234,857                 --
  Accrued expenses and other payables                                         22,865,989            7,237,081
  Accrued income taxes                                                           100,000               88,178
  Net liabilities of discontinued operations                                        --              3,136,675
                                                                           -------------        -------------
      Total current liabilities                                              155,005,900           54,773,243

  Project notes payable                                                      150,000,000                 --
  Other long-term liabilities                                                  1,312,550              942,146
  Deferred revenue and other credits                                           3,157,250            3,287,000
  Deferred tax liability                                                       5,632,100            5,632,100
                                                                           -------------        -------------
      Total liabilities                                                      315,107,800           64,634,489

Minority interest in partnership                                                  91,102            1,927,342

Commitments and contingencies                                                       --                   --


Stockholders' equity
   Common stock, Class A, $.01 par value; authorized 10,000,000
     shares; none issued                                                            --                   --
  Common stock, $.01 par value; authorized 50,000,000 shares; issued
     15,013,526 and 14,961,438 shares, respectively                              150,135              149,614
  Additional paid-in capital                                                  65,646,659           65,212,681
  Accumulated earnings (deficit)                                              (2,118,517)           4,139,729
                                                                           -------------        -------------
                                                                              63,678,277           69,502,024
  Less:
  Treasury stock, at cost (123,124 shares)                                    (1,409,401)          (1,409,401)
  Notes receivable - sale of common stock                                       (818,980)          (6,832,938)
  Deferred compensation - ESOP                                                  (187,366)            (510,761)
                                                                           -------------        -------------
      Total stockholders' equity                                              61,262,530           60,748,924
                                                                           -------------        -------------
      Total liabilities and stockholders' equity                           $ 376,461,432        $ 127,310,755
                                                                           -------------        -------------
                                                                           -------------        -------------

      * Derived from audited financial statements as of February 28, 1998
   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            (Unaudited)                    (Unaudited)
                                                                      For the Nine Months Ended       For the Three Months Ended
                                                                     ----------------------------    ----------------------------
                                                                            November 30,                    November 30,
Revenues:                                                               1998            1997            1998            1997
                                                                     ------------    ------------    ------------    ------------
    Natural gas sales                                                $584,581,204    $192,638,233    $231,479,102    $108,120,827
    Power project services                                              4,713,101       5,707,343       1,609,753       1,721,929
                                                                     ------------    ------------    ------------    ------------
            Total revenues                                            589,294,305     198,345,576     233,088,855     109,842,756
                                                                     ------------    ------------    ------------    ------------
Costs and expenses:
    Cost of natural gas                                               576,765,911     192,608,007     229,761,978     108,553,940
    Cost of power project services                                      4,689,538       5,598,922       1,616,442       1,633,720
    Selling, general and administrative                                 8,165,387       6,607,445       3,295,597       1,851,618
    Interest income - WCTP                                             (3,325,418)     (3,395,440)     (1,070,902)     (1,124,663)
    Interest income                                                    (1,555,724)       (199,035)       (970,320)        (56,312)
    Interest expense                                                    3,942,142          28,794       2,757,720           7,100
    Other (income) expense                                             (4,617,963)     (1,144,931)     (1,463,729)       (419,207)
    Minority interest in partnership                                      374,874         427,376          91,102         141,559
                                                                     ------------    ------------    ------------    ------------
            Total costs and expenses                                  584,438,747     200,531,138     234,017,888     110,587,755
                                                                     ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND EXTRAORDINARY GAIN                                 4,855,558      (2,185,562)       (929,033)       (744,999)

Provision (benefit) for income taxes                                    1,960,345      (1,023,274)       (642,700)     (1,231,013)
                                                                     ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                2,895,213      (1,162,288)       (286,333)        486,014

Loss from discontinued operations, net of income tax benefit           (9,153,460)       (518,883)     (1,248,860)       (374,694)

Extraordinary gain, net of tax and allocation to minority interest           --         5,436,367            --              --
                                                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                                     ($6,258,247)     $3,755,196     ($1,535,193)       $111,320
                                                                     ------------    ------------    ------------    ------------
                                                                     ------------    ------------    ------------    ------------


EARNINGS (LOSS) PER COMMON SHARE - BASIC:
    Continuing operations                                                   $0.20          ($0.08)         ($0.02)          $0.04
    Discontinued operations                                                ($0.64)         ($0.04)         ($0.09)         ($0.03)
    Extraordinary gain                                                       --             $0.39            --              --
                                                                     ------------    ------------    ------------    ------------
            Total                                                          ($0.44)          $0.27          ($0.11)          $0.01
                                                                     ------------    ------------    ------------    ------------
                                                                     ------------    ------------    ------------    ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN
    COMPUTING BASIC EARNINGS PER SHARE                                 14,266,747      13,983,848      14,295,106      14,060,793
                                                                     ------------    ------------    ------------    ------------
                                                                     ------------    ------------    ------------    ------------
Earnings (loss) per common share - Diluted:
    Continuing operations                                                   $0.19          ($0.08)         ($0.02)          $0.03
    Discontinued operations                                                ($0.61)         ($0.04)         ($0.09)         ($0.02)
    Extraordinary gain                                                       --             $0.39            --              --
                                                                     ------------    ------------    ------------    ------------
            Total                                                          ($0.42)          $0.27          ($0.11)          $0.01
                                                                     ------------    ------------    ------------    ------------
                                                                     ------------    ------------    ------------    ------------
Weighted average number of common shares and
    common share equivalents used in computing
    diluted earnings per share                                         14,929,087      13,983,848      14,295,106      15,779,050
                                                                     ------------    ------------    ------------    ------------
                                                                     ------------    ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                                                          1998                1997
                                                                                     -------------      -------------
                                                                                              (Unaudited)
OPERATING ACTIVITIES:
Net income (loss) from continuing operations                                         $   2,895,213      ($  1,162,288)
Adjustments to reconcile net income  to net cash generated
   by (used in) operating activities:
        Depreciation and amortization                                                      246,192            213,643
        Amortization of deferred credits                                                  (129,750)          (129,750)
        Amortization of deferred charges                                                   625,577               --
        ESOP contribution                                                                  513,725            451,522
        Deferred tax asset                                                              (6,921,524)           (91,000)
        Loss on write-off of fixed assets                                                   30,788               --
        Changes in operating assets and liabilities:
           Increase in receivables                                                     (73,413,326)       (64,513,046)
           Net (increase) decrease in notes receivable, inventory, other current
              assets, and other assets                                                 (13,082,978)         1,225,325
           Net increase in accounts payable, accrued expenses, deferred
              revenue, long-term liabilities and minority interest                      84,809,428         64,444,177
           Increase (decrease) in accrued taxes                                             11,822         (2,336,244)
                                                                                     -------------      -------------
        NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS                  (4,414,833)        (1,897,661)
                                                                                     -------------      -------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF
        DISCONTINUED OPERATIONS                                                        (13,634,447)         2,002,558
                                                                                     -------------      -------------
INVESTING ACTIVITIES:
        Construction in progress                                                       (61,698,410)        (1,653,856)
        Cash in escrow                                                                (124,612,000)              --
        Receipts from cash in escrow                                                    46,300,492               --
        Repayment of note receivable                                                       275,000               --
        Purchase of machinery and equipment                                               (347,272)          (190,918)
                                                                                     -------------      -------------
        NET CASH USED IN INVESTING ACTIVITIES                                         (140,082,190)        (1,844,774)
                                                                                     -------------      -------------
FINANCING ACTIVITIES:
        Proceeds from Bond Financing                                                   150,000,000               --
        Payment of financing costs                                                      (4,495,642)              --
        Net proceeds from line of credit                                                17,239,425               --
        Payment of due to SBCC                                                                --           (2,750,000)
        Payment on capital leases                                                          (52,609)           (10,006)
        Proceeds from exercise of stock options and warrants                               186,626            513,684
                                                                                     -------------      -------------
        NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES                           162,877,800         (2,246,322)
                                                                                     -------------      -------------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                        4,746,330         (3,986,199)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        10,254,366         11,513,026
                                                                                     -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  15,000,696      $   7,526,827
                                                                                     -------------      -------------
                                                                                     -------------      -------------



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)         GENERAL

            In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at November 30, 1998, results of operations for the nine and three months ended November 30, 1998 and 1997, and cash flows for the nine months ended November 30, 1998 and 1997.

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

            Certain amounts in the Fiscal 1998 consolidated financial statements were reclassified to conform to the Fiscal 1999 presentation. Any adjustments that have been made to the financial statements are of a normal recurring nature.

(2)         PER SHARE DATA

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard was not permitted so SFAS No. 128 was adopted in the fourth quarter of Fiscal 1998. All periods prior to adoption that are presented have been restated to conform with SFAS No. 128. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income (loss) from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the nine and three months ended November 30, 1998 and 1997:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                 NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                    NOVEMBER 30,                          NOVEMBER 30,
                                              -----------------------               -----------------------
                                              1998               1997               1998               1997
                                              ----               ----               ----               ----
Weighted average number of common          14,882,486         14,758,684         14,886,385         14,803,625
shares outstanding

Average of unreleased ESOP shares            (615,739)          (774,836)          (591,279)          (742,832)

Weighted average number of common          14,266,747         13,983,848         14,295,106         14,060,793
shares outstanding - basic

Dilution (warrants and options)               662,340             -0-                -0-             1,718,257

Weighted average number of common
shares and common share equivalents        14,929,087         13,983,848         14,295,106         15,779,050
outstanding - diluted


            The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

            Options and warrants to purchase 3,571,958 shares of common stock were outstanding at November 30, 1998, ranging from $4.50 to $11.00, but were not included in the computation of diluted earnings per share for the nine months because the options' exercise prices were greater than the average market price of common shares. For the quarter ended November 30, 1998, 5,527,181 options and warrants, ranging from $3.13 to $11.00 were not included in the computation because their effect would be antidilutive. The options and warrants, which expire between July 12, 1999 and June 9, 2007, were still outstanding at November 30, 1998. For November 30, 1997, options and warrants to purchase 4,297,131 shares of common stock ranging from $3.13 to $11.00 were not included in the computation of diluted earnings per share for the nine months because their effect would be antidilutive. For the quarter ended November 30, 1997, 127,183 options were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price per share.

(3)         CONSTRUCTION IN PROGRESS

            A)          BIG SPRING PROJECT

            On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a power purchase agreement with Texas Utilities Electric Company. York has completed the procurement and permitting process, and construction of this wind power project is well advanced. York achieved commercial operation of the first 16 turbines (Phase 1) in December 1998, and expects full commercial operation by February or March 1999.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


When completed, the facility will have a capacity of 34 MW and include 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines. At November 30, 1998 and February 28, 1998, the total costs incurred related to the development and construction of this project were approximately $16,316,000 and $3,002,000, respectively, which are included in construction in progress.

            The Big Spring project will sell all of its renewable energy to Texas Utilities Electric Company under a 15 year contract with two five year renewal options.

            B)          TRINIDAD PROJECT

            On February 12, 1998, InnCOGEN Limited ("InnCOGEN"), a wholly owned indirect Trinidadian subsidiary of York, signed a power purchase agreement with Trinidad and Tobago Electricity Commission ("T&TEC"), the government owned transmission and distribution company, to supply the bulk of the project output under a 30 year contract. The Company has substantially completed procurement and other preconstruction tasks and has begun construction of a 225 MW natural gas fueled combustion turbine project for commercial operation by fall 1999. At November 30, 1998 and February 28, 1998, the total costs incurred that relate to the development and construction of this project were approximately $49,569,000 and $1,185,000, respectively, which are included in construction in progress. Duke/Fluor Daniel is constructing the Trinidad facility under a turnkey construction contract with a firm September 1999 completion date. The Trinidad facility will utilize three General Electric turbines.

            C)          COMMITMENTS

            In connection with the Big Spring and Trinidad projects, the Company has entered into various contracts, aggregating approximately $102 million, related to construction of the facilities. At November 30, 1998 $45.8 million has been incurred toward these contracts and has been included in construction in progress on the accompanying balance sheet.

(4)         PORTFOLIO PROJECT BOND FINANCING

            On August 4, 1998, a $150 million, 12%, portfolio project bond financing due October 30, 2007 (the "Bond Financing") was completed. Proceeds of the Bond Financing will be used to fund the balance of construction costs on the two new power projects as well as to provide additional working capital to York. A portion of the proceeds of the Bond Financing have been deposited into restricted cash escrow funds to be used solely to fund construction costs, a $15 million debt service reserve, interest during construction, and other costs.

            The bond financing is non-recourse to York and secured solely by the assets and future cash flow of the 225MW Trinidad power project, the 34 MW Big Spring windpower project and certain assets and cash flow related to the Brooklyn Navy Yard and Warbasse projects. The book value of the secured assets is approximately $115,376,000 at November 30, 1998. The Trinidad project is expected to achieve full commercial operation in September 1999, and the Big Spring Project began generating renewable energy in December 1998 with final completion expected in February or March 1999.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(6)         DEFERRED CHARGES

            A)          DEFERRED FINANCING COSTS

            As a result of the Bond Financing, approximately $7,089,000 of deferred financing costs were incurred. These deferred financing costs are being amortized over the life of the Bond Financing. Amortization through November 30, 1998 was approximately $256,000.

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

            In addition, the minority interests in B-41LP have agreed as of January 1, 1998 to forego completely their 25.3% interest in the royalty to be received from the BNY facility. This royalty will continue through December 31, 2001 at a projected total amount of approximately $24 million, which is approximately $6 million per year.

            In exchange, the Company transferred the balance of the note due from the Chairman of $5,696,500 to the minority interests. This transfer resulted in a deferred charge on the Company's balance sheet. The deferred charge will be amortized partially over the life of the Bond Financing, and the balance over the remaining term of the BNY royalty agreement. Amortization through November 30, 1998 was approximately $370,000.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

            The electric marketing operations of NAEC are reflected as discontinued operations for all periods presented in the Company's Statements of Operations. The operating results of the discontinued operations are summarized as follows:



                                     For the nine months                      For the three months,
                                      Ended November 30,                        Ended November 30,
                                  1998                  1997                 1998                 1997
                                  ----                  ----                 ----                 ----
Revenues                      $ 215,044,841        $  92,225,926        $  53,153,448        $  36,134,555

Loss before tax benefit         (16,642,655)            (870,609)          (2,270,654)            (628,681)

Tax benefit                      (7,489,195)            (351,726)          (1,021,794)            (253,987)

Net loss                      ($  9,153,460)       ($    518,883)       ($  1,248,860)       ($    374,694)


Net assets and net liabilities of discontinued operations consist mainly of trade accounts receivable and trade accounts payable. The losses for the nine and three months ended November 30, 1998 include a one-time charge of approximately $1.3 million related to settlement of a disputed receivable.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

PORTFOLIO BOND FINANCING

            On August 4, 1998, a $150,000,000, 12% portfolio bond financing due October 30, 2007 was completed. This financing will provide full funding for construction and completion of the Big Spring project and the Trinidad project, and fund a debt service reserve, interest during construction and other costs, as well as additional funds for general corporate purposes and future development activities. This financing was underwritten by CS First Boston and is non-recourse to York but is secured by certain assets and cash flow related to the Brooklyn Navy Yard ("BNY") and Warbasse facilities, as well as cash flow and assets of the Big Spring and Trinidad projects.

BIG SPRING PROJECT

            On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, which is a party to a 15 year power purchase agreement with Texas Utilities Electric Company ("TU Electric"), which may be extended for two five year periods. York has completed the procurement and permitting process for this wind power project, and construction is well advanced. York achieved partial commercial operation (16 turbines) in December 1998, and expects full commercial operation by February or March 1999. When completed, the facility will have a capacity of 34 MW and include 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines.

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

TRINIDAD AND TOBAGO PROJECT

            The Company has substantially completed procurement, engineering and other preconstruction development tasks and has begun construction of a 225 MW natural gas fueled combustion turbine project in the Republic of Trinidad and Tobago. Through a local subsidiary, York is constructing the project for commercial operation by fall 1999. The Trinidad project will sell the bulk of its output under a 30 year contract signed on February 12, 1998, as amended, with Trinidad and Tobago Electricity Commission ("T&TEC"), Trinidad's government-owned power distribution utility. Fixed capacity payments, primarily tied to U.S. inflation rates, will constitute the majority of project revenues. T&TEC will have the obligation to supply and pay for fuel for the project, thereby eliminating York's fuel risk on the project. T&TEC's obligations under the power purchase agreement are supported by a guarantee of the Trinidad government. The Trinidad project is also expected to supply energy to several proposed new industrial developments.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS




            The power purchase agreement requires York to retain no less than 51% project ownership for at least ten years. However, York currently plans to retain a greater percentage of project ownership.

BROOKLYN NAVY YARD ("BNY") FACILITY

            The BNY Facility is owned by Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), a joint venture owned equally by a subsidiary of Edison Mission Energy ("Mission"), which is an indirect wholly owned subsidiary of Edison International, and a limited partnership, B-41 Associates, L.P.("B-41LP"), in which the Company is the majority partner.

            The BNY facility has been generating electricity and steam in accordance with its contracts since November 1996. In December, 1997, a $407,000,000 non-recourse financing for the BNY facility was completed. The Company provided no guarantees with regard to this financing, and has no obligation to provide funding of any sort other than an obligation to reimburse Mission for a portion of certain costs, if any, related to a legal action, payable solely out of B-41LP's future partnership fees and distributions from BNYLP. The Company expects to receive continuing general partner and other fees over the 40 year life of the project.

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

            The Company transferred the facility to Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP") upon its completion on August 1, 1996. As a result of being a senior secured creditor of WCTP, the Company recorded approximately $3,325,000 and $3,395,000 and $1,071,000 and $1,125,000 of
interest income on its long-term notes receivable from WCTP for the nine and three months ended November 30, 1998 and 1997, respectively.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS




NAEC


            The Company's subsidiary, North American Energy Conservation, Inc. ("NAEC") has marketed both electricity and natural gas. As discussed elsewhere, as a result of the recent unprecedented volatility and turmoil in the electric marketing business, the Company determined that NAEC should exit this business. As of November 30, 1998, NAEC has an existing portfolio related to the electric marketing business. NAEC in unable to quantify at this time the impact of liquidating the balance of its existing portfolio.

            NAEC's natural gas marketing business continues to grow and is expected to continue to be profitable. In order to support that growth, in December 1997, NAEC completed a revolving line of credit, currently up to $25,000,000, with Congress Financial Corp., collateralized by NAEC's receivables and other assets, and guaranteed by York. The Company believes this line of credit and possible future expansions thereof will be sufficient to support the capital and credit needs of NAEC.

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

GENERAL

            Cash used in operating activities of continuing operations during the nine months ended November 30, 1998 was approximately $4,415,000, as compared to approximately $1,898,000 used during the nine months ended November 30, 1997. During the current period, net income of approximately $2,895,000 was decreased by a net decrease in certain operating assets over operating liabilities of approximately $1,675,000, and the recognition of a deferred tax benefit of approximately $6,922,000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


            During the nine months ended November 30, 1997, the net loss from continuing operations was approximately $1,162,000, which was offset by a net increase of certain operating liabilities over operating assets of approximately $1,176,000.

            Cash used by discontinued operations for the nine months ended November 30, 1998 was approximately $13,634,000, as compared to cash provided of approximately $2,003,000 for the nine months ended November 30, 1997.

            During the nine months ended November 30, 1998, cash used in investing activities was approximately $140,082,000. Approximately $61,698,000 was used for construction in progress, and approximately $347,000 was used to purchase machinery and equipment. Approximately $124,612,000 was invested in cash in escrow, less receipts of approximately $46,300,000. These uses were offset by a repayment of a note receivable of $275,000. During the nine months ended November 30, 1997, approximately $191,000 was used to purchase machinery and equipment.

            During the nine months ended November 30, 1998, cash generated by financing activities was approximately $162,878,000, as compared to approximately $2,246,000 used during the nine months ended November 30, 1997. During the current period, $150,000,000 was generated by the Bond Financing, approximately $4,496,000 was used for financing costs, approximately $17,239,000 was generated from the proceeds from a line of credit, and approximately $187,000 was generated by the exercise of stock options and warrants. During the nine months ended November 30, 1997, $2,750,000 was used to settle an obligation with Sanwa Business Credit Corp., and approximately $514,000 was generated by the exercise of stock options and warrants.

            The Company has begun construction and development of its Big Spring project and its Trinidad project. The Company has no significant capital commitments other than capital commitments of approximately $102 million, of which $45.8 million has been incurred through November 30, 1998, related to these projects.

FORWARD-LOOKING STATEMENTS

            This report may contain certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop and finance new projects and new products; the Company's ability to successfully construct and profitably operate new and existing projects; the impact of competition on the Company's natural gas and other revenues; changes in law or regulatory requirements that adversely or positively affect the Company; delays in the Company's development of new projects; and/or changes in unit prices, supply and demand and the liquidity of the markets for electricity and natural gas.

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

RESULTS OF OPERATIONS

            The increases in natural gas sales of approximately $391,943,000 and $123,358,000 respectively, for the nine and three months ended November 30, 1998 as compared to the same periods in the prior year, and the increases of approximately $384,158,000 and $121,208,000 in cost of natural gas when comparing the same periods is due to an increase in the volume of natural gas moved this year versus last year as part of the overall growth strategy. The improvement in gross margin is due in part to tightening of guidelines related to risk tolerance and trading.

            Service revenues and cost of services include fuel and other operations and maintenance costs. The decreases in service revenues of approximately $994,000 and $112,000, respectively and decreases in cost of services of approximately $909,000 and $17,000, respectively, for the nine and three months ended November 30, 1998, as compared to the same periods in the prior year, were mainly due to a decrease in fuel costs as a result of increased efficiency in the Warbasse facility as well as generally lower unit costs for fuel.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS



            Selling, general and administrative expenses increased approximately $1,558,000 and $1,444,000, respectively, for the nine and three months ended November 30, 1998, as compared to the same periods in the prior year. Of these increases $1,328,000 and $730,000 for the nine and three months ended November 30, 1998 relate to non-cash amortization of certain items as follows: (1) expenses increased approximately $509,000 and $174,000, respectively, as a result of recognition of the redemption of Class B Warrants, which commenced in the fourth quarter of Fiscal 1998; (2) as a result of the Bond Financing in August, 1998, amortization expense of related deferred financing costs caused an increase of . approximately $449,000 and $271,000, respectively, for the nine and three months ended November 30, 1998 compared to the same periods in the prior year; and (3) expenses increased approximately $370,000 and $285,000, respectively, when comparing the same periods, due to amortization of the deferred charge resulting from the transfer of a note to minority interests (see
Note 6). In addition to these non-cash expenses, expenses also increased approximately $507,000 and $109,000, respectively, when comparing these periods due to additional amounts spent on payroll and employee benefits, as a result of additional personnel and salary increases. For the nine and three month periods ended November 30, 1998, expenses increased approximately $391,000 as a result of increases in certain general and administrative expenses related to development of new projects and expansion of the Company's business. These increases were offset by decreases in professional fees of approximately $530,000 and $72,000, respectively, for the nine and three months periods.

            Interest income increased approximately $1,357,000 and $914,000, respectively, for the nine and three months ended November 30, 1998, as compared to the same periods in the prior year, due mainly to increased levels of cash available for investment due to the Bond Financing.

            Interest expense increased approximately $3,913,000 and $2,751,000, respectively, for the nine and three months ended November 30, 1998, as compared to the same periods in the prior year, as a result of the Bond Financing.

            Other income increased approximately $3,473,000 and $1,045,000, respectively for the nine and three months ended November 30, 1998, as compared to the same periods in the prior year. The commencement in January 1998 of royalty fees received by B-41LP from BNYLP accounted for an increase in other income of approximately $4,233,000 and $1,345,000, respectively. These increases were offset by decreases of approximately $910,000 and $301,000, respectively, due to a decrease in general partner fees received by B-41LP from BNYLP.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION & RESULTS OF OPERATIONS




            As a result of the Company's decision during the quarter ended August 31, 1998 to discontinue the electric marketing business, all electric operations have been reflected as discontinued operations. Losses from discontinued operations were approximately $9,153,000 and $1,249,000, respectively, for the nine and three months ended November 30, 1998, compared to approximately $519,000 and $375,000 respectively, for the same periods in the prior year. These increased losses were due to unprecedented turmoil in the electric marketing business caused in part by widely reported failures of certain suppliers to deliver contracted power to a multitude of utilities and marketers, including NAEC (see Note 8) as well as a one-time charge in the quarter ended November 30, 1998 of approximately $1.3 million related to settlement of a disputed receivable.

            The current and prior periods income tax provisions were based on the expected annual effective tax rate applied to the domestic income from continuing operations for the nine and three months ended November 30, 1998 and 1997. Tax benefits from the losses from discontinued operations for the same periods were calculated in a consistent manner.

            During the quarter ended May 31, 1997, the Company recorded an extraordinary gain in connection with the settlement of its obligation to SBCC(see Note 7).

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                     PART II




ITEM  1.     LEGAL PROCEEDINGS

             None

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             None

       (b) There were no reports on Form 8-K filed during the three months ended November 30, 1998.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES






                                   SIGNATURES




Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Dated: January 13, 1999                     /S/ROBERT M. BENINGSON
                                            ------------------------
                                            Robert M. Beningson
                                            Chairman of the Board and
                                            President




Dated: January 13, 1999                     /S/ MICHAEL TRACHTENBERG
                                            ------------------------
                                            Michael Trachtenberg
                                            Executive Vice President
                                            and Chief Financial and
                                            Accounting Officer