Form 10-K
period 1999-02-28
YORK RESEARCH CORP
filed 1999-05-28
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------
                                    FORM 10-K
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended FEBRUARY 28, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to __________________

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
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                              ON WHICH REGISTERED
         -------------------                              -------------------

               NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 10, 1999 was as follows:

                   Common Stock, $.01 par value - $87,596,518

         The aggregate market value of the voting stock held by affiliates and non-affiliates of the Registrant as of May 10, 1999 was as follows:

                   Common Stock, $.01 par value - $109,058,954

     (Based on a closing price of $7.3125 for the common stock on such date).

         The number of shares outstanding of the Registrant's classes of common stock, as of May 26, 1999:

                 Common Stock, $.01 par value 14,914,645 shares

Documents incorporated by reference: Part III of this Form 10-K is incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting to be mailed in June, 1999.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Report, including certain statements in the "Business" and "Management's Discussion And Analysis of Financial Condition and Results of Operations" sections, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words "believe", "anticipate", "intend", "plan", "seek", "will be", "expects", "estimates", "projects" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statements. Certain of these risks include changes in the markets in which the Company operates, price volatility, interest rate volatility, construction risks, currency risks (in the case of offshore projects and procurement), disturbances in the capital markets which interfere with the Company's ability to finance its projects, changes in applicable regulations, or change in supply or demand for energy and energy projects. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objective and plans of the Company will be achieved.

                                     PART I

ITEM 1                              BUSINESS

A.       GENERAL

         York Research Corporation (together with its subsidiaries, "York", the "Company" or "we") is a developer, owner and marketer of environmentally friendly ("Greenenergy") projects and products. Through our subsidiaries, partnerships, joint ventures and affiliates, we conduct business in two complementary segments: (i) developing, constructing and operating energy production facilities, including those that utilize natural gas as fuel to produce thermal and electric power ("cogeneration"), and renewable energy projects that convert wind energy into transmittable electric power (collectively, "Greenpower") and (ii) marketing (purchase and sale) of natural gas, in wholesale markets, and in limited retail markets ("Energy Marketing").

         Within our Greenpower business, we have three currently operating facilities: in New York City, a 38 Megawatt ("MW") Warbasse cogeneration facility (the "Warbasse facility") and a 286 MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"), and in Big Spring, Texas a 34 MW wind energy facility (the "Big Spring facility"). We are constructing a 215 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project") scheduled for completion by the fall of 1999. In addition, we are constructing a 6.6 MW wind energy project (the "West Texas project"). Other power projects, both domestic and international, are in earlier stages of development.

         York's Energy Marketing business has been developed to take advantage of the evolving deregulation in the energy industries. We participate in the natural gas market through our 85% owned subsidiary, North American Energy Conservation, Inc. ("NAEC"). NAEC's natural gas marketing operation is comprised of wholesale and retail marketing.

         York's Greenpower project development strategy is to increase development activities selectively around the world, giving priority to negotiated rather than publicly bid opportunities. We believe that the market for wind energy projects will grow as wind power becomes increasingly competitive as a source of energy, as a function of its price and environmental benefits. We intend to retain increased ownership interests in many of our developed projects rather than receive up-front development fees, as we have in the past. Our energy marketing strategy seeks to generate reasonable profit margins while maintaining controlled expansion of our marketing activities by gradually expanding geographically.

         On August 4, 1998, a $150,000,000, 12% portfolio bond financing due October 30, 2007 was completed. This financing is providing funding for construction and completion of the Big Spring facility and the Trinidad project, and other bond related costs, and future development activities. This financing was underwritten by CS First Boston and is non-recourse to York but is secured by certain assets and cash flow related to the BNY and Warbasse facilities, as well as all of the cash flow and assets of the Big Spring facility and Trinidad project.

         All note references are to the Notes to the Consolidated Financial Statements.

B.       GREENPOWER

         1. BIG SPRING RENEWABLE ENERGY FACILITY

         On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a power purchase agreement with Texas Utilities Electric Company (ATU Electric").

         York completed substantial construction and began full commercial operation of this wind power project in May 1999. The facility has a capacity of 34 MW and includes 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines ("V-66 turbines").

         The TU Electric power purchase agreement has an initial term of 15 years. During the initial term, TU Electric will pay a fixed but escalating price per kilowatt hour ("kWh") for energy delivered up to a specified maximum. A balancing account adjusts for variable wind years by allowing any shortfall in production by the project to be carried forward and credited against excess production over the life of the power purchase agreement. At the end of the initial term, TU Electric may extend the power purchase agreement for each of two 5 year periods. If the power purchase agreement is not extended, the Big Spring facility may either sell its output to TU Electric at TU Electric's then avoided costs or market its energy elsewhere. The owner of the project (currently 100% York) is entitled to accelerated U.S. Federal income tax depreciation and a 1.7 cents per kWh (escalating) wind production tax credit over the first 10 years of operation. This credit may be applied to any income subject to U.S. Federal income taxation. We expect to use this credit to offset taxable income from Energy Marketing and from other projects.

         2. TRINIDAD PROJECT

         On February 12, 1998, InnCOGEN Limited ("InnCOGEN"), a wholly owned indirect Trinidadian subsidiary of York, signed a 30 year power purchase agreement with Trinidad and Tobago Electricity Commission ("T&TEC"), the government owned transmission and distribution company, under which T&TEC will purchase the bulk of the project output. InnCOGEN is constructing a 215 MW natural gas fueled combustion turbine project for commercial operation by fall 1999. Fixed capacity payments, primarily tied to U.S. inflation rates, will constitute the majority of project revenues. T&TEC will have the obligation to supply and pay for fuel for the project, thereby eliminating InnCOGEN's fuel risk on the project. T&TEC's obligations under the power purchase agreement are supported by a guarantee of the Trinidad government. The Trinidad project is also expected to supply energy to several proposed new industrial developments. Duke/Fluor Daniel is constructing the Trinidad facility under a turnkey construction contract with a scheduled fall 1999 completion date. The Trinidad facility will utilize three General Electric turbines.

         3. WEST TEXAS RENEWABLE ENERGY PROJECT

         On February 26, 1999 a second power purchase agreement was signed with TU Electric for 6.6 MW of capacity from a wind energy facility to be located on property adjacent to the Big Spring facility.

         The new contract calls for the installation of four V-66 turbines, the largest in North America. We are developing and constructing and will operate this second facility, which will be owned by a partnership of York and Primesouth, Inc. Renewable energy deliveries are expected to commence approximately June, 1999. The new contract requires TU Electric to buy all of the power generated by the four V-66 turbines for 15 years plus options for two additional five year periods, in a similar manner to the Big Spring facility. Power from the new program will be dedicated for use in Waco, Texas, as part of a renewable energy program called "TU Renew" being offered to customers of TU Electric/Lone Star Gas.

         4. OTHER GREENPOWER AND RENEWABLE ENERGY PROJECTS UNDER DEVELOPMENT

         We have been funding development work on a variety of large and small potential projects in the United States and internationally. There can be no assurances that any of these projects will be completed or successful.

         5. THE WARBASSE COGENERATION FACILITY

         The 38MW combined cycle Warbasse facility, which is owned by Warbasse-Cogeneration Technologies Partnership L.P. ("WCTP"), supplies all of the thermal and electric needs of Amalgamated Warbasse Houses, Inc. ("AWH") and the full capacity requirements of WCTP's 21MW electric power contract with Consolidated Edison Company of New York, Inc. ("Con Edison"), as dispatched. York constructed the Warbasse facility and continues to operate it under a long-term operations and maintenance agreement. See Note 5 for information regarding transactions between the Company and WCTP.

         6. BROOKLYN NAVY YARD COGENERATION FACILITY

         Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), is owned equally by a subsidiary of Edison Mission Energy ("Mission"), which is an indirect wholly owned subsidiary of Edison International, and B-41 Associates L.P. ("B-41LP") an indirect 74.7% owned subsidiary of York (see Item 1.D). BNYLP was formed to develop, construct, finance, own and operate the 286 megawatt natural gas fired combined cycle BNY Facility.

         The facility has been operational since 1996 and supplies Con Ed with both electricity and steam under a 40 year contract. Steam is delivered to Con Ed's New York City district steam system, the world's largest, through a tunnel under the East River. The BNY facility currently provides more than 15% of Con Ed's total steam in New York City. Electric energy delivered represents about 3% of peak power demand in the service territory. The facility also supplies energy to the host industrial park and to an adjacent waste water facility.

C.       ENERGY MARKETING

         NAEC is engaged in the marketing of natural gas in wholesale and retail markets. NAEC's personnel have been recruited for the most part from utilities, and their background is in the operational and logistical aspects of energy marketing and arranging for the efficient transportation of natural gas.

         Deregulation in the natural gas business in the United States began more than ten years ago. While the wholesale supply of natural gas has become a commodity business, transmission, storage, and seasonality provide opportunities for profit in selected areas. The wholesale gas business is principally transacted at market centers, which are locations where several pipelines meet. Retail deregulation of natural gas is not as complete as in the wholesale markets.

         The wholesale group deals with utilities, producers, and marketing companies, who buy and sell natural gas daily in order to meet fluctuating market obligations. NAEC does business over approximately 12 to 15 market centers mainly in the Northeast United States but also at locations in the Mid-Atlantic and Gulf of Mexico regions. NAEC has buy/sell commitments with many suppliers and customers.

         The wholesale group also purchases natural gas for NAEC's retail group, which markets it to industrial and commercial accounts in Western and Central New York. Currently NAEC has approximately 80 contracts (typically with up to a one or two year term) with industrial and commercial customers.

D.       SUBSIDIARIES, PARTNERSHIPS AND JOINT VENTURES

         We conduct a substantial portion of our business through subsidiaries, partnerships and joint ventures, in some of which affiliates of York have an interest.

         York owns 100% of the outstanding shares of B-41 Management Corp. ("B-41MC"), Cogeneration Technologies, Inc. ("Cogen"), and York Internet Power Services, Inc., and 85% of the outstanding shares of NAEC.

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

         RV Associates L.P. ("RVA"), an entity controlled by York's Chairman, holds a 5% general partnership interest and a 15% limited partnership interest in B-41LP, resulting from assignment of a 40 MW contract to B-41LP, assumption of certain partnership liabilities and acceptance of a reduced share of development fees and reimbursements.

         A portion of B-41LP's partnership interest in BNYLP has been pledged as collateral to unaffiliated third parties to secure certain obligations of B-41LP.

         York, through wholly owned subsidiaries, some of which are offshore, owns 100% of the Big Spring facility and the Trinidad project.

         WCTP is a limited partnership whose 25% general partner is RRR's Ventures Ltd. ("RRR'S"). York's Chairman is president and a major shareholder in RRR's. Entities unaffiliated with York or RRR's own an aggregate of 75% limited partnership interest in WCTP. RRR's also holds a 10% general partnership interest in YCP.

         The West Texas Renewables Limited Partnership is a partnership whose 1% general partner is a subsidiary of York, and whose 99% limited partner is Primesouth, Inc.

         NAEC is 15% owned by York's Chairman.

E.       BACKLOG

         We do not currently calculate backlog because the revenue streams are dependent upon a number of variable factors such as inflation, fuel prices, electric utility rates and utilizations, and natural gas prices and supply.

F.       PATENTS AND TRADEMARKS

         We have no patents or trademarks that can be considered material to our businesses.

G.       RESEARCH AND DEVELOPMENT

         Since research and development costs are not significant, we do not account separately for these costs.

H.       RAW MATERIALS AND SUPPLIERS

         We are not dependent on any single source of supplies or services for our activities. Certain of the facilities enter into long-term contracts with suppliers; however alternative sources are typically available.

I.       MARKETING

         We market our projects and products through a dedicated sales staff, supplemented by our technical support personnel and management personnel, and by consultants internationally.

J.       EMPLOYEES

         As of May 14, 1999, we employed 57 people on a full-time basis. Most of our executives are technically trained and actively engaged in the project development and sales areas.

K.       COMPETITION

         There are many companies with access to greater financial resources that are active in various aspects our energy business. These companies will continue to compete in the energy marketplace. We cannot assess the effect of competition in the future.

L.       CUSTOMERS

         During Fiscal 1999, substantially all of the services revenues were derived from WCTP and BNYLP. Each of the power projects is dependent on one customer, typically a utility, for substantially all of its revenues. Energy marketing sales were derived from numerous retail customers and utilities. For Fiscal 1999, two customers accounted for approximately 29% and 13% of total natural gas revenues, respectively. Each other customer accounted for less than 10% of total revenues. Due to the relatively short-term nature of contracts with natural gas customers, the loss of one of these customers would have no material adverse effect on the Company.

M.       ENVIRONMENTAL MATTERS

         We believe that the various technologies we employ, which provide for increased efficiency, compared to conventional power generation facilities, are not environmentally sensitive. The construction of power generation facilities requires typical environmental impact statements and permitting procedures which may result in delays. We believe that we are in compliance with federal, state and local laws involving the protection of the environment. We do not believe that continued compliance will require any material capital expenditures.
Our facilities are designed to comply with all applicable environmental laws.

N.       REGULATION

         A subsidiary of the Company has been retained through an operations and maintenance agreement to operate the Warbasse cogeneration facility in New York, a qualifying cogeneration facility ("QF") pursuant to the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The BNY facility in New York has also obtained QF status.

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

         One of the criteria for QF status is that a total of no more than 50 percent of the equity interests may be owned by one or more companies that are electric utility holding companies under the Public Utility Holding Company Act of 1935 ("PUHCA"). Under PUHCA, an entity which owns 10 percent or more of the voting securities of, or otherwise controls an electric utility company, is an electric utility holding company. An electric utility company is defined in PUHCA to mean a company that owns or operates physical facilities for the generation, transmission or distribution of electricity for sale. QFs are expressly exempt from this definition, and the Company therefore is not a public utility holding company by virtue of its interests in QFs.

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

         The Big Spring facility has been self-certified as a QF. The Federal Energy Regulatory Commission granted EWG status to the Trinidad project. We are in the process of filing for EWG status for the West Texas Renewable Energy project.

NATURAL GAS SALES AND MARKETING

         NAEC does not own or operate any physical facilities for the transmission of natural gas. NAEC is not considered a natural gas company, as that term is defined in the Natural Gas Act of 1938, nor by virtue of its wholesale and retail marketing of natural gas is it subject to the jurisdiction of the Federal Energy Regulatory Commission. NAEC sells natural gas in the State of New York at retail. Based on the existing practice of the NYPSC, the NYPSC's administrative determinations, and judicial decisions concerning the applicability of the Public Service Law of the State of New York to gas marketers, NAEC's retail sales of gas are not subject to the jurisdiction of the NYPSC.

ITEM 2                             PROPERTIES

         We lease our facilities. We consider our facilities to be suitable and adequate for the purposes for which they are used.

                                              Square
                                              Footage         Use
                                              -------         ---
ENTITY/LOCATION
YORK RESEARCH CORPORATION
280 Park Avenue                                 (1)          Office
New York, New York

SUBSIDIARIES
COGENERATION TECHNOLOGIES, INC.                 (1)          Office
280 Park Avenue
New York, New York

NORTH AMERICAN ENERGY CONSERVATION, INC.
100 Clinton Square, Suite 400
126 North Salina Street                         (2)          Office
Syracuse, New York

INNCOGEN LTD.
#10 Marine Villas
Columbus Blvd.                                  (3)          Office
West Moorings By the Sea
Trinidad, West Indies

         (1) Total square footage shared by York and Cogen at this location is 16,700.

         (2) Total square footage leased by NAEC at this location is approximately 12,850, less approximately 4,500 square feet sublet to three tenants.

         (3) Total square footage leased at this location is approximately 2,000 square feet.

         In October 1998, we closed our Montreal, Canada location. In addition, each of the power facilities and projects leases the land on which it is located from a third party.

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

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

                     MARKET FOR THE REGISTRANTS COMMON STOCK
ITEM 5                 AND RELATED SECURITY HOLDER MATTERS

         Our common stock is traded on the NASDAQ National Market System under the symbol "YORK". The following table shows the range of high and low closing sales prices for the common stock.

                                              High              Low
                                              ----              ---
FISCAL YEAR 1999
First Quarter                                   8              6-7/8
Second Quarter                                  7             4-3/16
Third Quarter                                 5-1/6            3-1/4
Fourth Quarter                               5-5/16           3-3/16

FISCAL YEAR 1998
First Quarter                                 9-1/4              7
Second Quarter                               7-15/16             6
Third Quarter                                  10                7
Fourth Quarter                               8-13/16           7-1/8

         On May 14, 1999, we had 472 holders of record of our common stock. We have not declared any common stock or cash dividends during the last five years and have no present intention to declare cash dividends. Pursuant to a covenant under the portfolio bond financing, York agreed to limit annual cash dividends to $.01 per share.

ITEM 6                       SELECTED FINANCIAL DATA
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                       FOR THE YEAR ENDED
                                                                       ------------------
                                       2/28/99         2/28/98(2)      2/28/97            2/28/96            2/28/95
                                       -------------   -------------   -------------      -------------      -------------
Total Revenues                         $     972,882   $     365,132   $      26,937      $      14,392      $       7,524
                                       =============   =============   =============      =============      =============
Income from continuing operations
   before extraordinary gain           $       4,852   $       3,507   $       7,176      $       4,018      $          85
                                       =============   =============   =============      =============      =============
Net income (loss)                      ($      5,990)  $      12,044   $       7,518      $       4,018      $          85
                                       =============   =============   =============      =============      =============

Earnings (loss) per share - Basic:
From continuing operations             $        0.34   $        0.25   $        0.56      $        0.34      $        0.01
                                       =============   =============   =============      =============      =============

Total                                  ($       0.42)  $        0.86   $        0.59      $        0.34      $        0.01
                                       =============   =============   =============      =============      =============

Earnings (loss) per share - Diluted:
From continuing operations             $        0.33   $        0.22   $        0.47      $        0.32      $        0.01
                                       =============   =============   =============      =============      =============

Total                                  ($       0.40)  $        0.77   $        0.49      $        0.32      $        0.01
                                       =============   =============   =============      =============      =============


Total assets                           $     401,092   $     134,139   $      92,669      $      67,842      $      58,525
                                       =============   =============   =============      =============      =============

Limited recourse long-term
   liabilities                         $     150,000   $           0   $      29,283(1)   $      28,959(1)   $      28,646(1)
                                       =============   =============   =============      =============      =============

Other long-term liabilities            $       1,435   $         942   $         885      $         685      $         638
                                       =============   =============   =============      =============      =============

Deferred revenue and other
   credits                             $       3,114   $       3,287   $       3,460      $       3,460      $       3,478
                                       =============   =============   =============      =============      =============

STOCKHOLDERS' EQUITY                   $      64,877   $      63,747   $      46,167      $      32,308      $      21,749
                                       =============   =============   =============      =============      =============

Cash dividends declared
   per common share                    $           0   $           0   $           0      $           0      $           0
                                       =============   =============   =============      =============      =============

(1) As restated for an obligation that is recourse to certain of B-41LP's cash flow and not recourse to the Company. This limited recourse obligation was settled subsequent to February 28, 1997 (see Note 5).

(2) Includes the net effect of a one time fee of $6 million (see Note 4).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company conducts business in two complementary segments of the energy industry: (a) Greenpower, which includes developing constructing and operating Greenenergy production facilities, including those that utilize natural gas as fuel to produce thermal and electric power ("cogeneration") or renewable energy projects primarily converting wind energy into transmittable electric power, and (b) energy marketing, which involves the purchase and sale of natural gas in the wholesale and retail markets.

         Within our Greenpower business, we have three currently operating facilities: in New York City, a 38MW Warbasse cogeneration facility (the "Warbasse facility") and a 286MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"), and in Big Spring, Texas, a 34MW wind energy facility (the "Big Spring facility"). We are constructing a 215MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project") scheduled for completion by the fall of 1999. In addition, we are constructing a 6.6MW wind energy project (the "West Texas project").

         York's Energy Marketing business has been developed to take advantage of the evolving deregulation in the energy industries. We participate in the natural gas market through our 85% owned subsidiary, North American Energy Conservation, Inc. ("NAEC"). NAEC's natural gas marketing operation is comprised of wholesale and retail marketing.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         The Company finances initial development of its projects' cash needs from its own funds. When a project is determined to be feasible, the Company will generally seek to finance construction through some form of non-recourse project financing. Once a project is operational, any additional capital requirements are expected to be met by the operations of the facility. In addition, the Company may finance future projects through the sale of partial interests or other financing techniques. For example, construction of the West Texas project has been financed by a capital contribution of the limited partner in this project.

         General corporate and pre-financing project development needs are and will be met by the cash flow derived from the power projects, from profits of the energy marketing segment, and in the future if deemed appropriate from new debt or equity sources.

         NAEC's natural gas marketing business continues to grow and is expected to continue to be profitable. In order to support that growth, and all of NAEC's working capital needs, NAEC has a revolving line of credit, currently up to $25,000,000, with Congress Financial Corp., collateralized by NAEC's receivables and other assets, and guaranteed by York. This line of credit expires December, 1999. It is our intention to renew or replace this line of credit upon expiration. The Company has used this credit line principally to support the electric operations to date, and believes this line of credit and possible future expansions thereof will be sufficient to support the capital and credit needs of NAEC.

         Although still subject to price, availability and other market fluctuations, the natural gas marketing business has been deregulated for many years. The Company uses put and call options, and futures contracts ("Instruments") in various combinations, to hedge physical positions in the natural gas business. All of these Instruments are settled in the underlying commodity. The ultimate impact of these Instruments, either positive or negative, will be determined by the prevailing applicable market price at the time of settlement.

PORTFOLIO BOND FINANCING

         On August 4, 1998, a $150,000,000, 12% portfolio bond financing due October 30, 2007 was completed. Through the issuance of project notes to a funding company, this financing provided approximately $102 million toward construction and completion of the Big Spring and Trinidad projects, funded a debt service reserve of approximately $15 million, interest during construction and other costs of approximately $12.25 million, as well as provided approximately $20.75 million for general corporate purposes and future development activities. This financing was underwritten by CS First Boston and is non-recourse to York but is secured by certain assets and cash flow related to the BNY and Warbasse facilities, as well as all of the cash flow and assets of the Big Spring and Trinidad projects.

GENERAL

         During the year ended February 28, 1999, cash and cash equivalents increased approximately $12.7 million. Cash used by operating activities of continuing operations was approximately $1.8 million.
Approximately $16.9 million was used by discontinued operations.

         During Fiscal 1999, investing activities used approximately $126.9 million including approximately $79.3 million spent on construction in progress, and the balance invested in escrow accounts.

         During Fiscal 1999, financing activities generated approximately $158.4 million, including net proceeds from the Bond Financing of approximately $142 million, and approximately $18.2 million of proceeds from a line of credit.

         As of February 28, 1999, the Company had commitments of approximately $10.5 million and $12.9 million related to the Big Spring and Trinidad projects, respectively.

         See Note 3 for disclosure of the impact of significant new accounting pronouncements.

YEAR 2000 COMPLIANCE

         In analyzing its Year 2000 problem ("Y2K") exposure, York has considered the operations of both it and its subsidiaries, as well the operations of the parties with whom they deal. Based on its review to date, York does not believe that the issue of computer programs and imbedded computer chips being unable to distinguish between the year 1900 and the year 2000 will be material to the Company.

         York has evaluated the nature of its contracts, and the contracts of its subsidiaries. As noted below, the contracts for electricity provide for the counterparty to make capacity payments representing the bulk of the payments under the contract, whether or not electricity is delivered. In the case of gas, there should be alternative methods of delivering gas even if a particular pipeline system is shut down. As a result, York does not believe that a contingency plan is necessary, and it does not currently intend to adopt a formal contingency plan.

         As the year 2000 approaches, York and its subsidiaries will be continuing to monitor their operations, and the operations of their suppliers and customers, to ascertain whether any unexpected Y2K problems arise. York has not incurred material Y2K costs to date; and at this point there do not appear to be any material Y2K costs to be incurred on behalf of York or any of its subsidiaries.

         PROJECTS

         The bulk of the revenues from York's power projects are derived from power purchase agreements with utilities. With the exception of the TU Wind Power contract, these contracts provide that even if electricity is not delivered, the project is entitled to receive substantial capacity payments. As a result, even if the utilities to which York delivers power are unable to accept the power, the bulk of the payments under these contracts will continue to be made. With respect to the Wind Power Project, although there are no capacity payments, that contract specifies minimum payments each year, with overpayments to be made up by subsequent production. Accordingly, even if there is an interruption in delivering power in the Wind Project, York does not believe it will have a material effect on its revenues or operations.

         The Big Spring facility was completed in May, 1999. As a result, the computers used in its operations are Y2K compliant. Construction of the West Texas Project will be completed prior to June 30, 1999. Accordingly, York does not anticipate any Y2K problem from construction contractors. In addition, based on a review of TU Electric's public filings, York does not believe that there will be a material problem arising out of the failure of TU Electric's systems to be Y2K compliant.

         The Trinidad Project is currently being constructed, and its operations are Y2K compliant. Based on a review of public filings, the parties providing construction services to the Trinidad Project, and Palmark, Inc., who will be providing operating and maintenance services to the Trinidad Project after construction, do not appear to have material Y2K problems. York has been unable to ascertain the extent to which the Government of Trinidad will have a Y2K problem. However, York does not anticipate that any Y2K problem on the part of the Government of Trinidad, or T&TEC, will have a material effect on the operations of the Trinidad Project.

         The BNY facility and the Warbasse facility have both previously been in commercial operation. However, based upon a review of their systems, it does not appear that there will be any material Y2K compliance issues. Based on a review of public filings of Con Edison, the main customer of each of these Projects, and Palmark, which provides the BNY facility with operating and maintenance services, York does not anticipate there will be a material Y2K compliance issue resulting from Con Edison or Palmark.

         York engages in development activities for new projects, and provides administrative and other services to certain of its subsidiaries. Based on a review of its systems, it does not appear that there will be any material Y2K compliance issues.

         NAEC

         The two principal external computer systems with which NAEC is required to deal are the gas commodity exchanges, which set prices, and the pipeline systems. In the event the gas commodity exchanges are inoperable, this will result in a potential delay in determining the price at which NAEC is selling gas, but should not result in the loss of any material revenues. With respect to the pipeline system, a shutdown of the pipeline system could interrupt gas deliveries. However, NAEC has experience in rerouting gas over alternative pipeline systems. Accordingly, even if a particular pipeline system shuts down, NAEC believes that this will result in no more than a possible delay in delivery of gas by or to NAEC.

         Based on a review of NAEC's internal computer systems, York does not believe that there will be any material Y2K compliance issues. In addition, NAEC has made inquiries of its material customers and suppliers as to their Y2K compliance. Based on responses received, NAEC does not believe that its material customers and suppliers will have any material Y2K compliance issues which could affect NAEC.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Natural gas sales and cost of natural gas increased approximately $615,298,000 and $602,753,000, respectively, when comparing the year ended February 28, 1999 to the year ended February 28, 1998. These increments were due to an increase in the volume of natural gas moved this year versus last year as part of the overall growth strategy. The increase in gross margin of 1% is due in part to improved guidelines related to risk management. Accordingly natural gas operating profit increased to approximately $10.4 million from a loss of approximately $1.7 in Fiscal 1998. Gross margins on the gas business will be impacted by changes in unit prices, supply and seasonal factors.

         Power project service revenues and cost of power project services include fuel and other operations and maintenance costs. Revenues decreased approximately $7,548,000 when comparing year to year. Of this decrease, $6,000,000 was attributable to a one time fee received by B-41LP in Fiscal 1998 from Mission. This decrease was offset in part by an increase of approximately $342,000 due to the commencement of revenues in December 1998 from the Big Spring facility. The balance of the decrease in revenues, as well as the decrease in cost of power project services, were mainly due to a decrease in fuel costs as a result of increased efficiency in the Warbasse facility and generally lower unit costs for fuel.

         Selling, general and administrative expenses increased approximately $3,130,000 when comparing Fiscal 1999 to Fiscal 1998. Of this increase, approximately $1,664,000 relates to non-cash amortization of certain items as follows: (1) an increase of approximately $382,000 as a result of the recognition of the redemption of Class B Warrants relating to litigation, which commenced in the fourth quarter of Fiscal 1998; (2) an increase of approximately $631,000 as a result of amortization expense of deferred financing costs due to the Portfolio Bond Financing; and (3) an increase of approximately $651,000 due to amortization of the deferred charge resulting from the transfer of a note to minority interests (see Note 15). In addition to these non-cash expenses, expenses also increased approximately $1,138,000 when comparing year to year, due to additional amounts spent on payroll and employee benefits, as a result of additional personnel and salary increases.

         Interest income increased approximately $2,516,000 when comparing Fiscal 1999 to Fiscal 1998, due to increased levels of cash available for investment, mostly due to the Bond Financing.

         Interest expense increased approximately $6,264,000 when comparing year to year, primarily as a result of the Bond Financing.

         Other income increased approximately $3,296,000 when comparing Fiscal 1999 to Fiscal 1998. The commencement in January 1998 of royalty fees received by B-41LP from BNYLP accounted for an increase in other income of approximately $4,683,000. This increase was offset by a decrease of approximately $1,035,000 due to a decrease in general partner fees received by B-41LP from BNYLP, and a decrease of approximately $273,000 due to legal fees paid as the settlement of a lawsuit.

As a result of the Company's decision during the quarter ended August 31, 1998 to discontinue the electric marketing business, all electric operations have been reflected as discontinued operations. Losses from discontinued operations were approximately $10,842,000, for the year ended February 28, 1999, compared to approximately $838,000 for the prior year. This discontinuance was due to unprecedented turmoil in the electric marketing business caused in part by widely reported failures of certain suppliers to deliver contracted power to a multitude of utilities and marketers, including NAEC (see Note 16) as well as a one-time bad debt expense in the quarter ended November 30, 1998 of approximately $1.3 million.

         During Fiscal 1998, the Company recorded an extraordinary gain in connection with the settlement of its obligations to SBCC.

1998 COMPARED TO 1997

         Natural gas sales and cost of natural gas increased approximately $344,200,000 and $343,000,000, respectively. Fiscal 1998 reflects the first full year of natural gas revenues, while Fiscal 1997 reflects only four months of revenues as a result of the acquisition of NAEC on November 1, 1996.

         Power project service revenues decreased approximately $6,000,000 as a result of a number of factors. During Fiscal 1998, B-41LP received a fee of $6,000,000 from Mission related to the closing of the Brooklyn Navy Yard long-term project financing (see Note 4). Service revenues - WCTP increased approximately $1,800,000 due to higher fuel and other operating costs. These increases in service revenues were offset primarily by decreases due to certain revenues recognized in Fiscal 1997 but not in Fiscal 1998. A decrease of $11,000,000 resulted from the recognition of revenues during Fiscal 1997 pursuant to a services agreement between WCTP and RVA and the Company (see Note
15), and a decrease of $2,500,000 resulted from the recognition of revenues during Fiscal 1997 due to reimbursements by BNYLP for certain engineering costs, a portion of which had been expensed in prior periods.

         Cost of power project services, which include fuel and other operations and maintenance costs, increased approximately $1,400,000, commensurate with service revenues from WCTP.

         Selling, general and administrative expenses increased approximately $1,033,000. The inclusion of a full year of expenses for NAEC accounted for an increase of approximately $1,195,000. Expenses also increased by approximately $300,000 as a result of recognition of the redemption of Class B Warrants (see
Note 11). These increases were offset by a decrease of approximately $650,000 in expenditures for consulting and professional fees.

         Interest income-WCTP increased approximately $1,020,000 due to the commencement of interest due on the long-term note receivable from WCTP related to the transfer of the Warbasse facility on August 1, 1996. Fiscal 1998 reflects a full year of interest income, while Fiscal 1997 reflects seven months.

         Other income increased approximately $1,757,000. The commencement in December 1996 of general partner fees received by B-41LP from BNYLP accounts for approximately $1,056,000 of this increase, since Fiscal 1998 reflects a full year of general partner fees, while Fiscal 1997 reflects only three months. The balance of the increase was due mainly to the recognition of approximately $1,078,000 of royalty fees, which commenced in January 1998, and will continue for four years.

         An extraordinary gain of approximately $9,374,000 was recorded in Fiscal 1998 relating to the settlement of the obligation to SBCC.

ITEM 7A                   DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations and line of credit.

         The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes and capital expenditures for projects.

         The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's cash equivalents, cash in escrow, notes receivable and debt obligations. The Company's notes receivable from WCTP bear interest at a variable rate of Libor plus 2% and have no specific maturity.

                                               YEARS ENDED FEBRUARY 28,                                       FAIR VALUE
                                               ------------------------                                       ----------
(IN THOUSANDS)                                2000                 2008                  TOTAL         FEBRUARY 28, 1999
--------------                                ----                 ----                  -----         -----------------
Cash equivalents
    Variable rate                          $16,399                   --                $16,399                   $16,399
    Average interest rate                     4.5%                   --                   4.5%
Cash in escrow
    Variable rate                          $47,180                   --                $47,180                   $47,180
    Average interest rate                     4.4%                   --                   4.4%
Notes receivable
    Variable rate                               --                   --                $57,331                       N/A
    Average interest rate                       --                   --                   7.5%
Line of credit
    Variable rate                          $18,151                   --                $18,151                   $18,151
    Average interest rate                     8.5%                   --                   8.5%
Long-term debt
    Fixed rate                                  --             $150,000               $150,000                  $150,000
    Average interest rate                       --                  12%                    12%

         The Company uses put and call options, and futures contracts ("Instruments") in various combinations, to hedge physical positions in the natural gas business. All of these Instruments are settled in the underlying commodity. The ultimate impact of these Instruments will be determined by the prevailing applicable market price at the time of settlement.

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements on Page 22.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9                ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

         Items 10 through 13 are incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting to be mailed in June, 1999.

                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 14                       AND REPORTS ON FORM 8-K

(a) (1) and (a) (2): See Index to Consolidated Financial Statements at Page 22.

(a) (3) Exhibits:

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

         3(b)     Bylaws of the Company. (1)

         4(a) Form of Certificate evidencing Common Stock, $.01 par value per share, of the Company. (2)

         4(b) Trust Indenture, between York Power Funding (Cayman) Limited and The Bank of New York, as Trustee, dated July 30,
                  1998. (12)

         4(c)     Form of 12% Senior Bonds due October 30, 2007 (included in
                  Exhibit 4(b) hereto). (12)

         4(d) Form of 12% Series A Senior Bonds due October 30, 2007 (included in Exhibit 4(b) hereto). (12)

         4(e) Exchange and Registration Rights Agreement between York Power Funding (Cayman) Limited and Credit Suisse First Boston dated August 4, 1998. (12)

         10(o) Agreement for Construction of Additional Capacity, dated May 7, 1990, between Warbasse-Cogeneration Technologies Partnership, L.P. and York Research Corporation. (3)

         10(q) Lease and Energy Sale Agreement, dated December 18, 1989 between the Brooklyn Navy Yard Development Corporation and Cogeneration Technologies, Inc., a wholly owned subsidiary of the Company. (4)

         10(r) Amended and Restated Limited Partnership Agreement by and between Mission Energy New York, Inc. and B-41 Associates, L.P., dated November 1, 1997, with Exhibits thereto. (11)

         10(s) Stipulation of Settlement among counsel to plaintiffs in litigation entitled IN RE YORK RESEARCH CORPORATION SECURITIES LITIGATION, United States District Court, Southern District of New York, Master File No. 91 Civ. 5040 (LJF), and counsel for all defendants therein, dated January 15, 1993, with Exhibits thereto. (5)

         10(t) Final Judgment of Dismissal with Prejudice, IN RE YORK RESEARCH CORPORATION SECURITIES LITIGATION, United States District Court, Southern District of New York, Master File No. 91 Civ. 5040 (LJF). (5)

         10(u) Amended and Restated Agreement of Limited Partnership of B-41 Associates L.P., dated December 26, 1992. (5)

         10(bb) Promissory Note, dated November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. payable to the order of Cogeneration Technologies, Inc. (8)

         10(cc) Security Agreement, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. to Cogeneration Technologies, Inc. (8)

         10(dd) Assignment and Security Agreement, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. to Cogeneration Technologies, Inc. (8)

         10(ee) Intercreditor Agreement, dated as of November 17, 1994, by and among Tomen Power Corporation, B-41 Associates, L.P., Cogeneration Technologies, Inc. and Warbasse-Cogeneration Technologies Partnership L.P. (8)

         10(ff) Restructuring Fee Agreement, dated as of November 17, 1994, by and among Warbasse-Cogeneration Technologies Partnership L.P., B-41 Associates, L.P. and Cogeneration Technologies, Inc. (8)

         10(gg) Subordinated Promissory Note, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. payable to the order of B-41 Associates, L.P. in the principal amount of $3,000,000. (8)

         10(hh) Subordinated Promissory Note, dated as of November 17, 1994, made by Warbasse-Cogeneration Technologies Partnership L.P. payable to the order of Cogeneration Technologies, Inc. in the principal amount of $3,000,000. (8)

         10(ii)   Agreement of Limited Partnership of York Cogen Partners,
                  L.P. (11)

         10(jj) Renegotiation and Payment Agreement dated February 28, 1997 by and between Sanwa Business Credit Corporation and B-41 Associates, L.P. (11)

         10(kk) York Partners Reimbursement Agreement (PMNC) dated as of November 1, 1997, among B-41 Associates, L.P., Brooklyn Navy Yard Cogeneration Partners, L.P. and Edison Mission Energy.
                  (11)

         10(ll) Amended and Restated Agreement of Limited Partnership of New World Power Texas Renewable Energy Limited Partnership dated as of September 29, 1997. (11)

         10(mm) Renewable Resource Energy Purchase Agreement between Texas Utilities Electric Company and New World Power Texas Renewable Energy Limited Partnership date September 13, 1994, and Amendment No. 1 thereto dated November 25, 1996, Amendment No. 2 thereto dated February 19, 1997 and Amendment No. 3 thereto dated August 29, 1997.(11)

         10(nn) Wind Turbine Equipment Sales and Installation Contract dated as of March 31, 1998 between York Research Corporation and Vestas-American Wind Technology, Inc. (11)

         10(oo) Covenant Agreement dated as of August 4, 1998 between York Research Corporation and The Bank of New York, as Bond Trustee. (10)

         10(pp) Equity Cash Flow Participation Agreement dated as of August 4, 1998 among Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC, New World Power Texas Renewable Energy Limited Partnership, York T&T Holdings, Inc., and The Bank of New York, as administrative agent for the benefit of certain holders. (10).

         10(qq) U.S. Project Loan Agreement among Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC, New World Power Texas Renewable Energy Limited Partnership and York Power Funding (Cayman) Limited, dated as of August 4, 1998.

         10(rr) Trinidad Project Loan Agreement between York Ex International SRL and York Power Funding (Cayman) Limited, dated as of August 4, 1998.

         10(ss) Trinidad Loan Agreement between InnCOGEN, Limited and York Holdings (Barbados) SRL, dated as of August 4, 1998.

         10(tt) U.S. Deposit and Disbursement Agreement among York Power Funding (Cayman) Limited, Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC, New World Power Texas Renewable Energy Limited Partnership and The Bank of New York, dated as of August 4, 1998.

         10(uu) Trinidad Deposit and Disbursement Agreement among York Power Funding (Cayman) Limited, York Ex International SRL, York Holdings (Barbados) SRL, InnCOGEN, Limited and The Bank of New York, dated as of August 4, 1998.

         10(vv) U.S. Project Note Pledge Agreement between York Power Funding (Cayman) Limited and The Bank of New York, dated as of August 4, 1998.

         10(ww) Trinidad Project Note Pledge Agreement between York Power Funding (Cayman) Limited and The Bank of New York, dated as of August 4, 1998.

         10(xx) Trinidad U.S. Pledge Agreement between York Research Corporation and The Bank of New York, dated as of August 4, 1998.

         10(yy) Big Spring Guarantee between New World Power Texas Renewable Energy Limited Partnership and The Bank of New York, dated as of August 4, 1998.

         10(zz) Brooklyn Navy Yard Guarantee between Brooklyn Navy Yard Power LLC and The Bank of New York, dated as of August 4, 1998.

         10.53 Trinidad Guarantee between York Holdings (Barbados) SRL and The Bank of New York, dated as of August 4, 1998.

         10.54 Warbasse I Guarantee between Warbasse Power I LLC and The Bank of New York, dated as of August 4, 1998.

         10.55 Warbasse II Guarantee between Warbase Power II LLC and The Bank of New York, dated as of August 4, 1998.

         10.56 Collateral Agency and Intercreditor Agreement among York Power Funding (Cayman) Limited, Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC, New World Power Texas Renewable Energy Limited Partnership, York Ex International SRL, York Holdings (Barbados) SRL, InnCOGEN, Limited and The Bank of New York, dated as of August 4, 1998.

         10.57 Assignment and Security Agreement between York Power Funding (Cayman) Limited and The Bank of New York, dated as of August 4, 1998.

         10.58 Agency Agreement among York Power Funding (Cayman) Limited, Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC and New World Power Texas Renewable Energy Limited Partnership, dated as of August 4, 1998.

         10.59 Employment Agreement dated December 9, 1998, as amended between the Company and Robert M. Beningson (9).

         21       Subsidiaries of the Company

         23       Consent of Independent Certified Public Accountants.

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended February 28, 1999:

                  None

         All other exhibits and financial statement schedules have been omitted because they have been previously filed or incorporated by reference, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

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

(9)      Compensatory arrangement.

(10) Previously filed as an Exhibit with the Company's Form 10-Q for the quarter ended August 31, 1998, and incorporated herein by reference.

(11) Previously filed as on Exhibit with the Company's Form 10-K for the year ended February 28, 1998, and incorporated hereinby reference.

(12) Incorporated by reference from Registration Statement 333-68839 filed by York Power Funding (Cayman) Limited.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Page(s)
York Research Corporation and Consolidated Subsidiaries:

     Report of Independent Certified Public Accountants                             23

     Consolidated Financial Statements:
      Consolidated Balance Sheets - February 28, 1999 and 1998                      24

      Consolidated Statements of Operations for the Years Ended February 28,
       1999, February 28, 1998 and February 28,
       1997                                                                         25

      Consolidated Statement of Stockholders' Equity for the
       Years Ended February 28, 1999, February 28, 1998 and
       February 28, 1997                                                            26

      Consolidated Statements of Cash Flows for the
       Years Ended February 28, 1999, February 28, 1998
       and February 28, 1997                                                        27

      Notes to Consolidated Financial Statements                               28 through 56

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
York Research Corporation:

      We have audited the accompanying consolidated balance sheets of York Research Corporation and Subsidiaries at February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Research Corporation and Subsidiaries at February 28, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.

                                                              GRANT THORNTON LLP

New York, New York
May 14, 1999

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          February 28,      February 28,
                                                                              1999              1998
                                                                         --------------    --------------
ASSETS                                                                                   as adjusted (Note 5)
Current Assets:
    Cash and cash equivalents                                             22,993,285.00     10,254,366.00
    Trade accounts receivable                                            118,527,841.00     47,245,168.00
    Income tax refund receivable                                           1,601,799.00              --
    Other receivables - related parties                                    2,432,913.00      5,314,516.00
    Cash in escrow - restricted                                           13,315,468.00              --
    Inventory - natural gas                                                  715,059.00              --
    Deferred tax asset                                                     6,836,000.00      1,238,000.00
    Other current assets (including advances to employees
         of $14,000 and $85,700, respectively)                             2,106,303.00      1,158,035.00
    Net assets of discontinued operations                                  3,266,864.00              --
                                                                         --------------    --------------
              Total current assets                                       171,795,532.00     65,210,085.00

Property, plant and equipment, net                                           688,451.00        577,058.00
Long-term receivables - WCTP                                              11,001,027.00      4,905,689.00
Construction in progress                                                  98,399,993.00      2,687,134.00
Cash in escrow - restricted                                               33,864,069.00              --
Long-term notes receivable - WCTP                                         57,330,535.00     57,330,535.00
Intangible assets, net                                                    19,821,691.00      1,500,000.00
Other assets (including advances to employees
   of $654,825 and $588,250, respectively)                                 8,190,937.00      1,928,291.00
                                                                         --------------    --------------
              Total assets                                               401,092,235.00    134,138,792.00
                                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Natural gas accounts payable                                         112,789,241.00     44,311,309.00
    Line of credit                                                        18,150,727.00              --
    Project payables                                                      21,952,531.00              --
    Accrued expenses and other payables                                   13,043,783.00      6,525,118.00
    Accrued income taxes                                                           --           88,178.00
    Current portion of deferred revenue                                    1,981,002.00              --
    Net liabilities of discontinued operations                                     --        2,836,675.00
                                                                         --------------    --------------
              Total current liabilities                                  167,917,284.00     53,761,280.00

    Project notes payable                                                150,000,000.00              --
    Other long-term liabilities                                            1,434,789.00        942,146.00
    Deferred revenue and other credits                                     3,114,000.00      3,287,000.00
    Deferred tax liability                                                11,503,100.00      8,491,100.00
                                                                         --------------    --------------
              Total liabilities                                          333,969,173.00     66,481,526.00

Minority interest in partnership                                           2,246,362.00      3,910,709.00

Commitments and contingencies

Stockholders' equity
     Common stock, Class A, $.01 par value; authorized 10,000,000
        shares; none issued                                                        --                --
    Common stock, $.01 par value; authorized 50,000,000 shares; issued
      15,018,526 and 14,961,438 shares in 1999 and 1998, respectively        150,185.00        149,614.00
    Additional paid-in capital                                            65,866,629.00     65,212,681.00
    Accumulated earnings                                                   1,147,719.00      7,137,362.00
                                                                         --------------    --------------
                                                                          67,164,533.00     72,499,657.00
    Less:
    Treasury stock, at cost (123,124 shares)                              (1,409,401.00)    (1,409,401.00)
    Notes receivable - sale of common stock                                 (818,981.00)    (6,832,938.00)
    Deferred compensation - ESOP                                             (59,451.00)      (510,761.00)
                                                                         --------------    --------------
              Total stockholders' equity                                  64,876,700.00     63,746,557.00
                                                                         --------------    --------------
              Total liabilities and stockholders' equity                 401,092,235.00    134,138,792.00
                                                                         ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED FEBRUARY 28,

                                                                           1999              1998                1997
                                                                     ---------------    ---------------    ---------------
                                                                                     as adjusted (Note 5)  as adjusted (Note 5)
REVENUES:
     Natural gas sales                                                966,643,445.00     351,345,686.00       7,180,014.00
     Power project services                                             6,238,207.00      13,786,604.00      19,756,615.00
                                                                     ---------------    ---------------    ---------------
        Total revenues                                                972,881,652.00     365,132,290.00      26,936,629.00
                                                                     ---------------    ---------------    ---------------

COSTS AND EXPENSES:
     Cost of natural gas                                              952,680,916.00     349,927,930.00       6,953,026.00
     Cost of power project services                                     6,007,344.00       7,606,762.00       6,216,115.00
     Selling, general and administrative                               11,644,939.00       8,515,087.00       7,482,520.00
                                                                     ---------------    ---------------    ---------------
        Total costs and expenses                                      970,333,199.00     366,049,779.00      20,651,661.00
                                                                     ---------------    ---------------    ---------------

OTHER INCOME (EXPENSES):
     Interest income - WCTP                                             4,343,975.00       4,510,531.00       3,490,122.00
     Interest income                                                    2,770,921.00         254,906.00         219,783.00
     Interest expense                                                  (6,299,994.00)        (36,269.00)       (588,581.00)
     Other income                                                       5,935,575.00       2,639,139.00         882,344.00
     Minority interest in partnership                                    (546,766.00)       (567,646.00)       (176,720.00)
                                                                     ---------------    ---------------    ---------------
         Total other income                                             6,203,711.00       6,800,661.00       3,826,948.00
                                                                     ---------------    ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
     AND EXTRAORDINARY GAIN                                             8,752,164.00       5,883,172.00      10,111,916.00

Provision for income taxes                                              3,900,000.00       2,375,703.00       2,936,244.00
                                                                     ---------------    ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS                                       4,852,164.00       3,507,469.00       7,175,672.00

DISCONTINUED OPERATIONS
     Income (loss) from discontinued operations                        (8,910,641.00)       (837,503.00)        342,161.00
     Estimated loss on disposal (consisting of actual operating
           losses during the phase out period)                         (1,931,166.00)              --                 --
                                                                     ---------------    ---------------    ---------------
              Total income (loss) from discontinued operations        (10,841,807.00)       (837,503.00)        342,161.00
                                                                     ---------------    ---------------    ---------------

Extraordinary gain, net of tax and allocation to minority interest              --         9,373,813.00               --
                                                                     ---------------    ---------------    ---------------

NET INCOME (LOSS)                                                    ($    5,989,643)   $    12,043,779    $     7,517,833
                                                                     ===============    ===============    ===============


EARNINGS (LOSS) PER SHARE - BASIC:
     Continuing operations                                           $          0.34    $          0.25    $          0.56
     Discontinued operations                                         ($         0.76)   ($         0.06)   $          0.03
     Extraordinary gain                                                         --                 0.67               --
                                                                     ---------------    ---------------    ---------------
     Total                                                           ($         0.42)   $          0.86    $          0.59
                                                                     ===============    ===============    ===============

Weighted average number of common shares used in
   computing basic earnings per share                                     14,286,106         14,022,387         12,782,551
                                                                     ===============    ===============    ===============

EARNINGS (LOSS) PER SHARE - DILUTED:
     Continuing operations                                           $          0.33    $          0.22    $          0.48
     Discontinued operations                                         ($         0.73)   ($         0.05)   $          0.02
     Extraordinary gain                                                         --                 0.60               --
                                                                     ---------------    ---------------    ---------------
     Total                                                           ($         0.40)   $          0.77    $          0.50
                                                                     ===============    ===============    ===============

Weighted average number of common shares and common
   share equivalents used in computing diluted earnings
   per share                                                              14,889,746         15,561,125         15,090,393
                                                                     ===============    ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

                                                               COMMON STOCK
                                                      -----------------------------    Additional
                                                         Shares          Shares          Paid-in
                                                         Issued          Amount          Capital
                                                      -------------   -------------   -------------
Balance, February 28, 1996, as previously reported    13,329,778.00      133,298.00   54,230,850.00

Add: adjustment for the effect on prior years of
  applying retroactively the new accounting for the
  SBCC obligation (Note 5)                                     --              --              --
                                                      -------------   -------------   -------------
Balance, February 28, 1996, as adjusted               13,329,778.00      133,298.00   54,230,850.00

Exercise of options                                      333,800.00        3,338.00    1,015,350.00
Exercise of warrants                                     589,726.00        5,897.00    2,743,124.00
Donation of stock                                          3,000.00           30.00       30,345.00
Cash receipts                                                  --              --              --
Deferred compensation accrual                                  --              --        342,458.00
Tax effect of options and warrants                             --              --      1,988,000.00
Net income                                                     --              --              --
                                                      -------------   -------------   -------------
Balance, February 28, 1997                            14,256,304.00      142,563.00   60,350,127.00

Exercise of options                                      117,195.00        1,172.00      340,759.00
Exercise of warrants                                     587,939.00        5,879.00    3,491,413.00
Deferred compensation accrual                                  --              --        351,382.00
Tax effect of options and warrants                             --              --        654,000.00
ESOP third party loans                                         --              --         25,000.00
Settlements of notes receivable                                --              --              --
Net income                                                     --              --              --
                                                      -------------   -------------   -------------
Balance, February 28, 1998                            14,961,438.00      149,614.00   65,212,681.00

Exercise of options                                       51,250.00          513.00      221,394.00
Exercise and issuance of warrants                          5,838.00           58.00      157,828.00
Deferred compensation accrual                                  --              --        226,726.00
Tax effect of options and warrants                             --              --         48,000.00
Forgiveness of notes receivable                                --              --              --
Cash receipts                                                  --              --              --
Transfer of note receivable to minority interests              --              --              --
Net loss                                                       --              --              --
                                                      -------------   -------------   -------------
Balance, February 28, 1999                            15,018,526.00      150,185.00   65,866,629.00
                                                      =============   =============   =============

                                                       Accumulated        Treasury          Notes          Deferred
                                                        Earnings           Stock          Receivable     Compensation
                                                      -------------    -------------    -------------    -------------
Balance, February 28, 1996, as previously reported    (11,905,661.00)    (706,401.00)   (7,539,787.00)   (1,384,932.00)

Add adjustment for the effect on prior years of
  applying retroactively the new accounting for the
  SBCC obligation (Note 5)                              (518,588.00)            --               --               --
                                                      -------------    -------------    -------------    -------------
Balance, February 28, 1996, as adjusted               (12,424,249.00)    (706,401.00)   (7,539,787.00)   (1,384,932.00)

Exercise of options                                            --               --        (420,526.00)            --
Exercise of warrants                                           --               --               --               --
Donation of stock                                              --               --               --               --
Cash receipts                                                  --               --               --         450,000.00
Deferred compensation accrual                                  --               --               --         182,443.00
Tax effect of options and warrants                             --               --               --               --
Net income                                             7,517,832.00             --               --               --
                                                      -------------    -------------    -------------    -------------
Balance, February 28, 1997                            (4,906,417.00)     (706,401.00)   (7,960,313.00)     (752,489.00)

Exercise of options                                            --               --               --               --
Exercise of warrants                                           --               --        (262,000.00)            --
Deferred compensation accrual                                  --               --               --         241,728.00
Tax effect of options and warrants                             --               --               --               --
ESOP third party loans                                         --               --               --               --
Settlements of notes receivable                                --        (703,000.00)    1,389,375.00             --
Net income                                            12,043,779.00             --               --               --
                                                      -------------    -------------    -------------    -------------
Balance, February 28, 1998                             7,137,362.00    (1,409,401.00)   (6,832,938.00)     (510,761.00)

Exercise of options                                            --               --         (57,543.00)            --
Exercise and issuance of warrants                              --               --               --               --
Deferred compensation accrual                                  --               --               --         451,310.00
Tax effect of options and warrants                             --               --               --               --
Forgiveness of notes receivable                                --               --         100,000.00             --
Cash receipts                                                  --               --         275,000.00             --
Transfer of note receivable to minority interests              --               --       5,696,500.00             --
Net loss                                              (5,989,643.00)            --               --               --
                                                      -------------    -------------    -------------    -------------
Balance, February 28, 1999                             1,147,719.00    (1,409,401.00)     (818,981.00)      (59,451.00)
                                                      =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED FEBRUARY 28,

                                                                                       1999              1998             1997
                                                                                  --------------    --------------   --------------
                                                                                                      as adjusted      as adjusted
                                                                                                        (Note 5)         (Note 5)
OPERATING ACTIVITIES:
Net income from continuing operations                                               4,852,164.00      3,507,469.00     7,175,672.00
Adjustments to reconcile net income from continuing operations to net cash generated by (used in) operating activities:
      Depreciation and amortization                                                 1,422,089.00        287,727.00       160,754.00
      Deferred taxes                                                               (2,586,000.00)      (577,000.00)     (101,000.00)
      Non-cash charges                                                                      --           36,375.00       971,391.00
      Minority interest in partnership                                                546,766.00        567,646.00       176,720.00
      Common shares and warrants issued for services and donation                     120,000.00              --          30,375.00
      Amortization of deferred credits                                               (173,000.00)    (1,717,897.00)            --
      ESOP contribution                                                               678,036.00        593,109.00       524,901.00
      Tax benefit of stock options and warrants                                        48,000.00        654,000.00     1,988,000.00
      Loss on disposal of fixed assets                                                 30,788.00              --               --
      Changes in operating assets and liabilities:
         Increase  in receivables                                                 (74,496,408.00)   (47,096,403.00)   (5,158,685.00)
         Net (increase) decrease in notes receivable, inventory, other current
            assets, and other assets                                              (13,715,061.00)       575,686.00    (3,235,578.00)
         Net increase (decrease) in accounts payable, accrued expenses, deferred
            revenue and long-term liabilities                                      83,195,403.00     45,521,935.00      (673,438.00)
         Increase (decrease) in accrued taxes                                      (1,689,977.00)      (677,320.00)      246,166.00
                                                                                  --------------    --------------   --------------
      NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES OF
          CONTINUING OPERATIONS                                                    (1,767,200.00)     1,675,327.00     2,105,278.00
                                                                                  --------------    --------------   --------------

      NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES OF
          DISCONTINUED OPERATIONS                                                 (16,945,346.00)     2,621,161.00        20,172.00
                                                                                  --------------    --------------   --------------

INVESTING ACTIVITIES:
      Construction in progress                                                    (79,332,880.00)    (4,187,134.00)            --
      Cash in escrow - restricted                                                (124,612,000.00)             --               --
      Receipts from cash in escrow - restricted                                    77,432,463.00              --               --
      Purchase of machinery and equipment                                            (418,122.00)      (222,985.00)     (158,995.00)
      Purchase of NAEC, net of cash acquired                                                --                --         128,495.00
                                                                                  --------------    --------------   --------------
      NET CASH USED IN INVESTING ACTIVITIES                                      (126,930,539.00)    (4,410,119.00)      (30,500.00)
                                                                                  --------------    --------------   --------------

FINANCING ACTIVITIES:
      Amounts received from ESOP                                                            --                --         450,000.00
      Gross proceeds from Bond Financing                                          150,000,000.00              --               --
      Payment of financing costs                                                   (7,982,251.00)             --               --
      Payments on capital leases                                                      (52,608.00)       (10,006.00)      (31,687.00)
      Repayment of notes receivable                                                   275,000.00              --               --
      Net proceeds from line of  credit                                            18,150,727.00              --               --
      Payment of due to SBCC                                                                --       (2,750,000.00)     (250,000.00)
      Proceeds from exercise of stock options and warrants                            202,249.00        577,223.00     3,719,573.00
      Net change in minority interest in partnership                               (2,211,113.00)     1,037,754.00             --
                                                                                  --------------    --------------   --------------
      NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES                        158,382,004.00     (1,145,029.00)    3,887,886.00
                                                                                  --------------    --------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   12,738,919.00     (1,258,660.00)    5,982,836.00

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     10,254,366.00     11,513,026.00     5,530,190.00
                                                                                  --------------    --------------   --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           22,993,285.00     10,254,366.00    11,513,026.00
                                                                                  ==============    ==============   ==============

SUPPLEMENTAL INFORMATION:
     During Fiscal 1999, a non-cash transaction of $5,696,500 occurred as a result of the transfer of a note receivable from the Chairman of the Company to the minority interests. In addition, interest of approximately $4.5 million was paid on the Project notes payable.

     During Fiscal 1999, a non-cash transaction of $100,000 occurred as a result of the forgiveness of a note to a former employee.

     During Fiscal 1998, a non-cash transaction of $3,000,000 occurred as a result of the exercise of 500,000 warrants at $6 per share, and a non-cash transfer of $1,000,000 of notes receivable to a nonconsolidated affiliate was recorded. In addition, the Company received a stock payment in lieu of cash as payment of an advance to an employee of $350,000 and a note receivable of $389,376.

     During Fiscal 1998, an advance distribution of $2,000,000 to RVA in a prior year was offset against minority interest payable.

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

     During Fiscal 1999, 1998 and 1997, the Company received $57,544, $262,000, and $420,526 of notes receivable - sale of common stock, respectively, for options exercised.

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

         York Research Corporation ("York" or the "Company") is a developer, owner and marketer of energy related projects and products through its subsidiaries, partnerships, joint ventures and affiliates. The Company currently participates in two complementary segments of the energy business -- Greenpower project development and services, including cogeneration and wind energy, and the marketing of natural gas in the wholesale and industrial and commercial markets.

         The principal markets for the Company's products and services currently are the United States and the Republic of Trinidad and Tobago. Revenues are principally derived from entities that supply, broker or market energy to utilities, residential complexes, and industrial concerns.

2.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of York Research Corporation and its subsidiaries and all majority owned partnerships and limited liability companies (collectively "York" or the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation. The accompanying consolidated financial statements reflect the Company's former electric marketing business as a discontinued operation (see Note 16).

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         REVENUE RECOGNITION

         The Company recognizes service revenues and energy sales in the period in which the work is performed or the commodity is delivered. Development fees received, which are included in service revenues, are either amortized over the related development period, or recognized as received, based on their nature.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         CONSTRUCTION IN PROGRESS

         Construction in progress includes all costs related to construction such as sub- contractors, equipment, engineering, professional fees, and other costs related to the projects under development through February 28, 1999. The Company follows the policy of capitalizing interest expense as a component of construction in progress. Interest capitalized amounted to approximately $4,149,000 for the year ended February 28, 1999. Certain internal costs directly related to the construction of the power projects, including salaries of certain employees are capitalized. Such costs amounted to approximately $1,067,000 and $531,000 for the years ended February 28, 1999, and 1998, respectively.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and are being depreciated or amortized on the straight-line method over their estimated useful lives as follows:

                -----------------------------------------------
                Machinery and equipment             5-10 years
                -----------------------------------------------
                Furniture and fixtures              5-10 years
                -----------------------------------------------
                Motor vehicles                         3 years
                -----------------------------------------------
                Leasehold improvements               5-8 years
                -----------------------------------------------

         INCOME TAXES

         The Company utilizes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities including any net operating loss and alternative minimum tax credit carry forwards, using the enacted marginal tax rate. Deferred income tax expense or benefits are based on the changes in the asset or liability from period to period. Deferred tax assets are recognized to the extent realization of such benefits are more likely than not.

         LONG-TERM RECEIVABLES AND NOTES RECEIVABLE-WCTP

         The realizability of the long-term receivables and notes receivable-WCTP is evaluated by the Company by review of the present value of the currently expected future cash flow from the Warbasse facility.

         PER SHARE DATA

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the number of weighted-average common shares outstanding for the period. Diluted earnings per share reflects the number of weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income (loss) from continuing operations before extraordinary gain. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the years ended February 28, 1999, 1998 and 1997:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     FISCAL 1999    FISCAL 1998    FISCAL 1997
                                     -----------    -----------    -----------
Weighted average number of
common shares outstanding             14,881,280     14,776,882     13,705,557

Average of unreleased ESOP
shares                                  (595,174)      (754,495)      (923,006)
                                     -----------    -----------    -----------

Weighted average number of
common shares outstanding - basic     14,286,106     14,022,387     12,782,551

Dilution (warrants and options)          603,640      1,538,738      2,307,842
                                     -----------    -----------    -----------

Weighted average number of common
share and common share equivalents
outstanding - diluted                 14,889,746     15,561,125     15,090,393
                                     ===========    ===========    ===========

         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         Options and warrants to purchase 3,141,256, 175,000, and 50,000 shares of common stock were outstanding in Fiscal 1999, 1998, and 1997, respectively, ranging from $4.50 to $11.00, $9.63 to $11.00, and $10.00 to $11.00, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares. These options and warrants expire between April 2000 and December 2008.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, cash in escrow, accounts and other receivables, accrued expenses, accounts payable and projects payable approximate fair value, principally because of the short maturity of these items. The fair value for long-term receivables and notes receivable-WCTP are not practical to estimate based on the inability to estimate the exact maturity and cash flows of these receivables (see Note 5 for terms). For minority interest in partnership (see Note 15 for terms), there is no quoted market price, and a reasonable estimate of fair value could not be made without incurring excessive costs. The project notes payable are stated at fair value based on rates and terms currently available to the Company.

         INVENTORY

         Inventory consists of natural gas held in storage. The Company accounts for its natural gas inventory using lower of cost or market, cost being determined using the average cost method.

         CASH IN ESCROW

         Included in cash in escrow-restricted, current portion are amounts to be used to pay construction payables as of February 28, 1999. Included in cash in escrow-restricted, long term are amounts related to construction of the Big Spring and Trinidad projects and various reserves.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INTANGIBLE ASSETS

         Included in Intangible Assets are deferred financing costs, finders fees, a power purchase agreement and other costs related to acquisition and development of the projects. Such costs are being amortized over their estimated useful lives.

         RECLASSIFICATIONS

         Certain amounts in the 1998 and 1997 consolidated financial statements were reclassified to conform to the 1999 presentation.

         SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

         The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP
98-5"), "Reporting on the Costs of Start-Up activities". SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. As of February 28, 1999 total start-up costs capitalized were not material.

         In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

         In December 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached consensus on Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities" ("EITF 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998 and requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effect of initial application of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle. The Company is currently evaluating the impact that EITF 98-10 will have on the Company's consolidated financial statements and disclosures.

4.       BROOKLYN NAVY YARD

         Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP") is owned equally by a subsidiary of Edison Mission Energy ("Mission"), which is an indirect wholly-owned subsidiary of Edison International, and B-41 Associates, L.P. ("B-41LP"). BNYLP was formed to develop, construct, finance, own and operate the 286 megawatt ("MW") natural-gas-fired, combined-cycle Brooklyn Navy Yard ("BNY") facility.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The BNY facility has been operational since 1996 and supplies Consolidated Edison of New York, Inc. ("Con Ed") with both electricity and steam under a 40 year contract. Steam is delivered to Con Ed's New York City district steam system. The facility also supplies energy to the host industrial park and to an adjacent waste water facility.

         B-41LP was formed to more effectively develop and manage the original partners' investments in the BNY facility. The profit sharing and ownership percentages in the B-41LP partnership agreement, as amended, are as follows:

         (1) RV Associates L.P. ("RVA"), whose limited partner, RRR'S Ventures Ltd., ("RRR'S") and general partner are controlled by the Chairman of the Company, is a 5% general partner. B-41 Management Corporation ("B-41MC"), a wholly-owned subsidiary of York, is also a 5% general partner.

         (2) RVA is also a 15% limited partner. RVA contributed a power purchase agreement totaling 40 MW.

         (3) Cogeneration Technologies, Inc. ("Cogen"), a wholly-owned subsidiary of York, is a 22% limited partner. Cogen contributed a power purchase agreement totaling 40 MW.

         (4) York Cogen Partners L.P. ("YCP") is a 53% limited partner. RRR'S Ventures Ltd. is the 10% general partner of YCP, and York is the 90% limited partner in YCP. YCP contributed a power purchase agreement totaling 90 MW.

         For tax purposes, depreciation, operating losses and capital transactions are subject to other sharing percentages.

         The BNYLP partnership agreement, as amended, contains provisions, among other things, with respect to the allocation of cash flow and tax depreciation under various circumstances, profits and losses both before and after Mission's advances have been repaid, management of the Partnership, and dispute resolution. B-41LP and Mission have amended the partnership agreement to reflect certain changes pertaining to funding obligations, management, and operations.

         Upon formation of BNYLP, all of the project-related assets, contract rights, leases or other intangible assets that had been accumulated by the Company and B-41LP during the pre-joint venture development period, as well as all related liabilities, were transferred to BNYLP. Although BNYLP accounted for B-41LP's contribution at an agreed upon initial value of $7,000,000, B-41LP recorded its investment in BNYLP at the historical carrying value of the assets contributed of zero. Through February 28, 1999 BNYLP has incurred losses. Accordingly, since B-41LP accounts for its investment in BNYLP under the equity method, and has no funding obligations to BNYLP, to date B-41LP has recorded no losses.

         The summarized financial information of BNYLP as of, and for the years ending December 31, 1998 and 1997, which were audited by a firm other than the Company's auditors, is as follows:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 1998                 1997
                                             -------------        -------------
Current Assets                               $  27,622,000        $  24,992,000
                                             =============        =============

Non Current Assets                           $ 474,820,000        $ 487,916,000
                                             =============        =============

Current Liabilities                          $  24,603,000        $  17,499,000
                                             =============        =============

Non Current Liabilities                      $ 500,285,000        $ 501,148,000
                                             =============        =============

Partners' Deficiency                         $ (22,446,000)       $  (5,739,000)
                                             =============        =============

Total Revenues                               $ 131,915,000        $ 104,303,000
                                             =============        =============

Net Loss                                     $ (16,706,000)       $ (26,060,000)
                                             =============        =============

         Long-term project financing was completed for the BNY facility on December 17, 1997 with the sale of $100 million aggregate principal amount of Senior Secured Bonds Due 2020 and $307 million aggregate principal amount of New York City Industrial Development Agency Industrial Development Revenue Bonds due from 2022 to 2036. The Company provided no guarantees with regard to this financing, and has no obligation to provide funding of any sort. As a result of this financing, and as compensation for services rendered, the Company received a fee of $6 million from Mission, which was included in Service Revenues in the fourth quarter of Fiscal 1998. The Company also expects to receive continuing general partner and other fees over the 40 year life of the project.

         In March 1997, the Company settled all of its obligations related to this project with a financing entity for $2,750,000, plus other consideration (see Note 5).

         In consideration for certain development services for the BNY facility performed by the Company, RVA has assumed the obligation for certain loans from Mission totaling $6,750,000 which are repayable only from amounts received from third party BNYLP financings or BNY facility operating cash flow. In addition, RVA has also accepted a reduced share of development fees and reimbursements.

         In prior years, a commission revenue of $3,460,000 was deferred, which represented one half of the nonrefundable commission deferred until the equipment upon which the commission was earned was placed in service. In each of Fiscal 1999 and 1998, $173,000 was recognized. The deferred balance will be recognized over the remaining estimated useful life of the related equipment of twenty years.

         In accordance with the BNYLP partnership agreement, the Company provides engineering services for BNYLP. During Fiscal 1999, 1998, and 1997, the Company recognized revenue from engineering services of approximately $444,000, $465,000, and $838,000, respectively, which are reflected in service revenues and cost of services. During Fiscal 1997, the Company also recognized reimbursements of $2,500,000 for certain engineering and other costs, a portion of which had been expensed in prior periods. At February 28, 1999 and 1998, the Company had receivables from BNYLP of approximately $88,000 and $50,000, respectively, related to engineering services. These amounts are included in other receivables - related parties and were fully collected subsequent to the respective year ends.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Commencing December 1, 1996 through December 31, 1997, BNYLP paid general partner fees to B-41LP equal to 2.5% of gross monthly revenues of the Brooklyn Navy Yard project. B-41LP in turn paid a general partner fee of 1.25% of gross monthly revenues to each of B-41MC and RVA. Pursuant to the amended partnership agreement, the general partner fee was reduced to .5% of gross revenues for the four years commencing January 1, 1998. In the years ended February 28, 1999, 1998 and 1997, B-41MC recognized general partner fees of approximately $320,000, $1,355,000 and $299,000, respectively, with receivables of approximately $170,000 and $420,000 at February 28, 1999 and 1998, respectively, which were fully collected subsequent to the respective year ends. Royalty fees of approximately $5,716,000 and $1,078,000 were recognized during Fiscal 1999 and 1998, respectively. These royalties, which are equal to 4.5% of gross revenues, commenced in January 1998, and will continue for four years. RVA has agreed not to share in these royalties (see Note 15).

         In February 1997, the general contractor of the Brooklyn Navy Yard facility brought an action in California against BNYLP seeking damages of $137 million for amounts owed under the turnkey contract and denying liability under various claims. BNYLP responded to the complaint, denying all the allegations contained therein and commenced an action in New York against the general contractor denying any liability under the turnkey contract and seeking damages in excess of $13 million pursuant to various counterclaims. In addition, BNYLP has been named as one of the defendants in another action relating to the construction activity of the Brooklyn Navy Yard facility. Although it is a general partner of BNYLP, B-41LP was not served in these complaints and is not a party to any of the actions. Mission has agreed to indemnify both BNYLP and B-41LP against any costs resulting from the Contractor's action. B-41LP has agreed to reimburse Mission for 25% of the excess over $10 million of such costs, if any, with an aggregate limit of $10 million, payable solely out of B-41LP's partnership fees and distributions and further limited to $1 million per year for 1998, 1999 and 2000, and $2 million per year thereafter. As of February 28, 1999, Mission has not incurred any of the above mentioned costs, and therefore, no reimbursements have been required.

         On August 4, 1998, B41LP's right to receive distributions from BNYLP was assigned to Brooklyn Navy Yard Power LLC, which is wholly owned by B41LP, pursuant to the Portfolio Project Bond Financing (See Note 10).

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

5.       WARBASSE PROJECT

         The Company, through an operations and maintenance agreement, operates the Warbasse Facility, supplying on a continuous basis all the thermal and electric energy needs of the host, Amalgamated Warbasse Houses, Inc., and supplying up to the full capacity requirements of its electric power contract with Con Edison, when dispatched. During Fiscal 1999, 1998, and 1997, the Company recognized approximately $5,500,000, $7,200,000, and $5,400,000, respectively, for operations and maintenance services revenues, which has been reflected in service revenues. Cost of services for the same periods was approximately $5,500,000, $7,200,000, and $5,400,000, respectively.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On July 27, 1994, B-41LP purchased from Sanwa Business Credit Corp. ("SBCC") the note obligation of WCTP to SBCC together with all related collateral and ancillary rights owned by SBCC. In payment, SBCC would have received a share of the cash flow (net of royalty and G.P. fees), if any, from the BNY project. The note obligation of WCTP to B-41LP (the "YCP Note") has been recorded as a Long-term note receivable - WCTP and has a face value of $28,522,000, which includes accrued interest. This obligation is payable from a portion of the net operating cash flow of the Warbasse project. On December 1, 1996, this note was assigned to YCP by B-41LP. The YCP Partnership Agreement was amended to provide that the amounts received by YCP in respect of the note obligation shall be distributed 74.7% to York and 25.3% to RRR's, its minority partner, which are the same distribution percentages as were held by York and affiliates of RRR's in B-41LP.

         In prior years YCP Note had been reflected in the consolidated balance sheet at an amount equal to the initial obligation to SBCC. The $7,840,000 difference between the face amount of the note and the amount reflected was to be charged to income over time as principal payments of the long-term note receivable are made by WCTP.

         In March 1997, B-41LP settled all its obligations to SBCC for a cash payment of $2,750,000. SBCC, in exchange for this cash payment, gave up all its interest in the future cash flow from the Brooklyn Navy Yard Project and has no continuing interest in any of the Company's projects or assets. In settling this obligation, B-41LP caused RVA and its partners to lose tax benefits that RVA would have been able to utilize. Therefore, the Company compensated RVA for tax benefits lost by RVA in the total amount of $4 million. The form of this non-cash transaction with RVA and its partners was the exercise of 500,000 pre-existing warrants at $6 per share for a total of $3,000,000, and the transfer of $1,000,000 of the Company's note receivable from the Chairman to a nonconsolidated affiliate. This extinguishment of the SBCC liability resulted in an extraordinary gain of approximately $9.4 million net of taxes of $7.4 million and minority interest of approximately $5.8 million.

         The Company has revised the accounting for the obligation to SBCC after reviewing the transaction and discussions with a regulatory authority. The obligation has been recorded, as of July 1994, in an amount equal to the face amount of the note receivable, and interest expense is recorded to reflect annual accretion to the maximum liability of $50,000,000 over 30 years. The consolidated financial statements for prior periods have been restated to reflect the effect of the revised accounting treatment.

         The effect of the adjustments to reflect the revised accounting for the obligation to SBCC on the accompanying financial statements is as follows:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  AS PREVIOUSLY RECORDED      AS ADJUSTED
      FISCAL 1998
      Long-term note receivable -WCTP                        $20,682,000      $28,522,000
      Deferred tax liability -long term                        5,632,100        8,491,100
      Minority interest in partnership-liability               1,927,342        3,910,709
      Accumulated earnings                                     4,139,729        7,137,362
      Extraordinary gain                                       5,552,813        9,373,813
          Per share
             Basic                                                   .40              .67
             Diluted                                                 .36              .60
      Net income                                               8,222,779       12,043,779
          Per share
             Basic                                                   .59              .86
             Diluted                                                 .53              .77
      FISCAL 1997
      Interest expense                                            14,581          588,581
      Minority interest in partnership-expense                   321,942          176,720
      Provision for income taxes                               3,200,000        2,936,244
      Net income                                               7,822,611        7,517,833
          Per share
             Basic                                                   .61              .59
             Diluted                                                 .52              .50

         On November 17, 1994, the YCP Note was restructured along with other long-term debt of WCTP. Such other long-term debt of WCTP includes a note payable to Tomen Power Corporation ("Tomen") and includes a note payable to Cogen. The three notes will share in the net operating cash flow of WCTP, as defined, pro rata in proportion to the principal balances of the notes, and would share proportionately in the collateral of WCTP in the event of a default. Management expects that all three notes will be paid from the operations of WCTP, and each note carries an interest rate of LIBOR plus 2%. In addition, YCP and Cogen will receive a restructuring fee of $3,000,000 each, to be paid the year after the three notes are fully paid.

         On August 1, 1996, the Warbasse facility was transferred by Cogen to WCTP, in exchange for a note receivable of $28,808,535. The note receivable represents the total construction cost of the facility, plus other amounts owed by WCTP to the Company. Therefore, the caption Long-term notes receivable-WCTP on the consolidated balance sheets consists of:

                           YCP Note         $28,522,000
                           Cogen Note        28,808,535
                                            -----------
                                            $57,330,535
                                            -----------
                                            -----------


         On August 4, 1998, the YCP Note was assigned to Warbasse Power II LLC, a majority owned subsidiary of the Company, and the Cogen Note was assigned to Warbasse Power I, LLC, a wholly owned subsidiary of the Company, pursuant to the Portfolio Financing.

         Interest income on these notes amounted to approximately $4,344,000, $4,510,000, and $3,490,000 for Fiscal 1999, 1998, and 1997, respectively.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       RECEIVABLES - RELATED PARTIES

         Other receivables - related parties at February 28, 1999 and 1998 consist of the following:

                                                          1999           1998
                                                       ----------     ----------
Service and other receivables - WCTP                   $  647,934     $3,767,202
Engineering service and general
   partner and royalty fee receivables -BNYLP           1,784,979      1,547,314
                                                       ----------     ----------

Total                                                  $2,432,913     $5,314,516
                                                       ==========     ==========

         Included in long-term receivables-WCTP are receivables related to operations and maintenance services, interest income and certain advances. These amounts are non-interest bearing.

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at February 28, 1999 and 1998 consist of the following:

                                                    1999               1998
                                                 -----------        -----------
Machinery and Equipment                          $ 1,385,423        $ 1,094,629
Furniture and Fixtures                               209,779            254,209
Motor Vehicles                                       374,573            315,448
Leasehold Improvements                                73,608             85,290
                                                 -----------        -----------
                                                   2,043,383          1,749,576
LESS: Accumulated Depreciation and amortization   (1,354,932)        (1,172,518)
                                                 ===========        ===========
                                                 $   688,451        $   577,058
                                                 ===========        ===========

8.       CONSTRUCTION IN PROGRESS

         a)       BIG SPRING WIND ENERGY FACILITY

         On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a 15 year power purchase agreement with Texas Utilities Electric Company ("TU"), with two five year renewal options. York completed construction of this windpower facility and achieved full commercial operation in May 1999. The facility has a capacity of 34 MW and includes 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines. At February 28, 1999, and 1998, the total costs capitalized related to the development and construction of this project were approximately $29,416,000 and $1,502,000, respectively, which are included in construction in progress.

         b)       TRINIDAD POWER PROJECT

         On February 12, 1998, InnCOGEN Limited ("InnCOGEN"), a wholly owned indirect Trinidadian subsidiary of York, signed a 30 year power purchase agreement with Trinidad and Tobago Electricity Commission ("T&TEC"), the government owned transmission and distribution company, under which T&TEC will purchase the bulk of the project output. The Company is constructing a 215MW natural gas fueled combustion turbine project for commercial operation by Fall, 1999. At February 28, 1999 and 1998, the total costs capitalized that relate to the development and construction of this project were approximately $68,734,000 and $1,185,000, respectively, which are included in construction in progress. Duke/Fluor Daniel is constructing the Trinidad facility under a turnkey construction contract. The Trinidad facility will utilize three General Electric turbines.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       ACCRUED EXPENSES AND OTHER PAYABLES

         Accrued expenses and other payables at February 28, 1999 and 1998 include:

                                                            1999            1998
                                                     -----------     -----------
Accounts payable other than natural gas              $ 1,107,000     $ 2,392,000
Professional fees                                      1,206,000       1,190,000
Taxes other than income                                1,053,000         780,000
Accrued pension and payroll costs                        938,000         907,000
Interest payable to bondholders                        6,050,000               0
Other                                                  2,690,000       1,256,000
                                                     ===========     ===========
Total accrued expenses and other payables            $13,044,000     $ 6,525,000
                                                     ===========     ===========

10.      DEBT OBLIGATIONS

         (a)      PORTFOLIO PROJECT BOND FINANCING

         On August 4, 1998, a $150 million, 12%, portfolio project bond financing due October 30, 2007 (the "Bond Financing") was completed by York Power Funding (Cayman) Limited ("the Funding Company"), a special purpose unaffiliated limited liability company formed for the purpose of issuing the Bonds. Through the issuance of project notes to the Funding Company, approximately $102 million of the proceeds of the Bond Financing are being used to fund the balance of construction costs on the two new power projects. The remaining $48 million is being used as follows: (a) $15 million was placed in escrow to fund a debt service reserve fund, (b) $4.5 million was placed in escrow to fund a contingency reserve subfund, (c) approximately $3.25 million was placed in escrow to be used to fund interest during the construction period, and (d) $4.5 million was used to fund financing costs related to the offering, and (e) $20.75 million was paid to the Company for general corporate purposes and future development activities.

         The terms of the project notes are identical to the terms of the Bonds. The bond financing is non-recourse to York and collateralized by all of the assets and future cash flow of the 215MW Trinidad power project, and the 34 MW Big Spring windpower project and certain assets and cash flow related to the Brooklyn Navy Yard and Warbasse projects. The book value of the collateralized assets is approximately $155 million at February 28, 1999. The Trinidad project is expected to achieve full commercial operation in September 1999, and the Big Spring Project began generating wind energy in December 1998 with full commercial operation in May, 1999.

         An agreement was entered into as of the closing date of the Bond Financing whereby 10% in the aggregate of the net equity distributions, if any, to be received by certain York subsidiaries from the projects that pledged cash flow or assets as collateral for the Bond Financing will be paid to bondholders. In addition, York entered into a Covenant Agreement with the Bond Trustee, whereby York agreed to certain limitations, as long as the Bonds are outstanding, on incurring new debt, granting of new liens, declaring cash dividends in excess of $.01 per share, and continuing a business or activity that incurs net losses, as defined. Pursuant to the Bond Financing, the Funding Company was obligated to register the bonds. Failure to register the bonds could result in an additional .5% interest on the bonds and the project notes payable.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As a result of the Bond Financing, approximately $7,982,000 of deferred financing costs were incurred. These deferred financing costs are being amortized over the life of the Bond Financing. Amortization through February 28, 1999 was approximately $447,000.

(b)      LINE OF CREDIT

         North American Energy Conservation, Inc. ("NAEC") has a revolving line of credit of $25,000,000, which is collateralized by its assets, and further guaranteed by the Company. The line of credit, which expires in December, 1999, bears interest at one quarter percent per annum over the prime rate. It is the Company's intention to renew or replace this line of credit upon expiration. At February 28, 1999, the loan payable was approximately $18 million. At February 28, 1998, there was no loan amount outstanding. The amount available under this line of credit is based on net qualified accounts receivable. Under the line of credit, NAEC is required to meet certain covenants including minimum net worth.

11.      STOCKHOLDERS' EQUITY

         COMMON STOCK

         The Company has authorized 50,000,000 shares of common stock. In addition, the Company has authorized 10,000,000 shares of Class A common stock, none of which have been issued. Each Class A common share has one/hundredth of a vote as compared with the regular common stock and is entitled to a $.20 dividend priority before any dividends are payable on the full voting common stock.

         INCENTIVE STOCK OPTION ("ISO") PLAN

         In 1982, the Company authorized 1,400,000 qualified stock options, which have all been granted. The 1982 Plan expired on April 26, 1992. In September 1993, the Company adopted the 1993 ISO Plan, authorizing a total of 3,000,000 qualified and nonqualified stock options, of which 2,630,500 qualified stock options were granted to employees, and 37,400 nonqualified stock options were granted to two consultants to the Company.

         Options granted under both plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under the stock option plans will expire not more than ten years from the date of grant.

         In Fiscal 1999, 1998, and 1997, the Company granted 1,270,000, 451,500 and 150,000 options, respectively, pursuant to the aforementioned 1993 ISO plan, to employees of the Company. The exercise price of the options is equal to the fair market value of the common stock at the date of the grant. These options vest over five and three year periods.

         In September 1998, 470,000 options previously granted to certain employees were cancelled, and new options were issued at the fair market value on that date. The new options vest over a five year period.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (FAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed by FAS 123, the Company's net income and income per share would be decreased to the pro forma amounts indicated below for the year ended February 28, 1999, 1998 and 1997:

                                               AS ADJUSTED
                                             ----------------
YEAR ENDED FEBRUARY 28, 1999                    (SEE NOTE 5)         PROFORMA
----------------------------                    ------------         --------
NET INCOME (LOSS):
    Income from continuing operations          $    4,852,164    $    3,718,497
    Net loss                                   ($   5,989,643)   ($   7,123,310)
INCOME (LOSS) PER SHARE:
BASIC:
    Income from continuing operations          $         0.34    $         0.26
    Net loss
                                               ($        0.42)   ($        0.50)
DILUTED:
    Income from continuing operations          $         0.33    $         0.25
    Net loss
                                               ($        0.40)   ($        0.48)

YEAR ENDED FEBRUARY 28, 1998
NET INCOME:
    Income from continuing operations before
      extraordinary item                       $    3,507,469    $    2,915,172
    Net income                                 $   12,043,779    $   11,451,482
INCOME PER SHARE:
BASIC:
    Income from continuing operations before
      extraordinary item                       $         0.25    $         0.21
    Net income                                 $         0.86    $         0.82
DILUTED:
    Income from continuing operations
      extraordinary item                       $         0.22    $         0.19
    Net income                                 $         0.77    $         0.74

YEAR ENDED FEBRUARY 28, 1997
NET INCOME:
    Income from continuing operations          $    7,175,672    $    7,051,551
    Net income                                 $    7,517,833    $    7,393,712
INCOME PER SHARE:
BASIC:
    Income from continuing operations          $         0.56    $         0.55
    Net income                                 $         0.59    $         0.58
DILUTED:
    Income from continuing operations          $         0.47    $         0.46
    Net income                                 $         0.49    $         0.48

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before March 1, 1995. The fair value of these options was estimated at the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 1999, 1998 and 1997:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       FOR THE YEAR ENDED FEBRUARY 28,
                                       -------------------------------
                               1999                 1998                1997
                               ----                 ----                ----
Volatility                      51%                  71%                 79%
Risk Free Rate                 5.11%                6.77%               6.98%
Expected Life                10 years             10 years            10 years
Forfeiture Rate                 0%                   8%                  33%

         The weighted average fair value of options granted during Fiscal 1999, 1998 and 1997, for which the exercise price equals the market price on the grant date, was $2.25, $5.61 and $7.64, respectively, and the weighted average exercise price was $3.31, $6.88 and $8.96, respectively.

         Stock option activity during Fiscal 1999, 1998 and 1997 is summarized below:

                                                                WEIGHTED-AVERAGE
                                                     OPTIONS     EXERCISE PRICE
                                                     -------     --------------
                 BALANCE, FEBRUARY 28, 1996         1,970,400        $4.36
                 Granted                              150,000         8.96
                 Exercised                           (333,800)        3.79
                 Canceled                             (40,773)        4.17
                                                  -------------
                 BALANCE, FEBRUARY 28, 1997         1,745,827         4.90
                 Granted                              451,500         6.88
                 Exercised                           (154,219)        4.36
                 Canceled                             (40,000)        7.44
                                                  -------------
                 BALANCE, FEBRUARY 28, 1998         2,003,108         5.34
                 Granted                            1,270,000         3.31
                 Exercised                            (49,850)        4.13
                 Canceled                            (690,000)       $7.05
                                                  -------------
                 BALANCE, FEBRUARY 28, 1999         2,533,258
                                                  =============

         At February 28, 1999, 1998 and 1997, 1,853,125, 1,460,980, and
1,361,313, options, respectively, were exercisable.

         The following table summarizes information concerning currently outstanding and exercisable stock options:

                                          WEIGHTED-
                                            AVERAGE
            RANGE OF                      REMAINING           WEIGHTED-                         WEIGHTED-
     EXERCISE PRICES          NUMBER    CONTRACTUAL             AVERAGE         NUMBER            AVERAGE
                         OUTSTANDING   LIFE (YEARS)      EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
         $3.00-$4.50       1,930,223           8.14               $3.27      1,302,223              $3.25
         $4.51-$6.75         402,235           3.61               $5.17        402,235              $5.17
        $6.76-$10.00         200,800           4.63               $7.52        148,667              $7.74
                        -------------                                     -------------
                           2,533,258                                         1,853,125
                        =============                                     =============

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS

         All warrants are exercisable upon grant, although the underlying shares may not necessarily be registered, and the warrants expire up to ten years from date of grant. The exercise prices of the warrants are the NASDAQ closing prices of the Company's common stock at the dates of grant.

         The following table summarizes information concerning currently outstanding stock warrants:

                                   ISSUED YEAR ENDED FEBRUARY 28,

                                                                               WARRANTS
                                                                               OUTSTANDING AT
      ISSUED TO                  1997           1998            1999           FEBRUARY 28, 1999
      ---------                  ----           ----            ----           -----------------
      Robert M. Beningson           ---            ---             ---             1,150,000
      Stanley Weinstein             ---         20,000          20,000                60,000
      Howard Sommer                 ---         20,000          20,000                40,000
      Harvey Schultz                ---            ---          20,000                20,000
      Frederic S. Berman            ---            ---          20,000                20,000
                              ----------     ----------     -----------     ------------------------
      Total Directors               ---         40,000          80,000             1,290,000
      Other Consultants and
      former Directors           20,000            ---          50,000             1,356,211
                              ----------     ----------     -----------     ------------------------
      TOTALS                     20,000         40,000         130,000             2,646,211
                              ==========     ==========     ===========     ========================

         The above warrants were granted at prices ranging from $3.313 to $11.00, and expire from April, 2000 through December, 2008. For Fiscal 1999, the Company recorded an expense of $120,000 relating to the issuance or modification of warrants issued to consultants.

         The Company had outstanding common stock purchase warrants, which were issued in connection with the settlement of litigation in 1993, as amended. As of February 28, 1999 and 1998, there were outstanding Class B Warrants evidencing the right to purchase 131,008 and 131,180 shares, which had the following attributes: (i) an Exercise Price of $6.15; (ii) the Company had the right to reduce the Exercise Price at any time; (iii) pursuant to an agreement dated October 31, 1997, the Company redeemed 10% of outstanding B Warrants in April, 1998 at $11.50 per warrant, and an additional 10% on April 1, 1999 and the balance will be redeemed on April 1, 2000 at $11.50 per Warrant share and
(iv) the redemption obligation is secured by a 17.5% limited partnership interest in BNYLP, held by B-41LP. The Company is accreting the redemption obligation from the period of the revised settlement through the final redemption dates. During the years ended February 28, 1999 and 1998, the Company recorded expenses of approximately $683,000 and $301,000, respectively, relating to this redemption.

         At February 28, 1998, there were also outstanding Class C Warrants evidencing the right to purchase 91,834 shares at an exercise price of $6.50 per share, which Warrants expired, and had no redemption provisions.

         In connection with the settlement of the shareholder litigation, in 1993, the Company issued Class A Warrants, which were surrendered under a letter of credit posted by Mission. Total amounts drawn on the letter of credit amounted to approximately $6.9 million, which will be repaid only from future operating and financing cash flows of BNYLP.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      EMPLOYEE BENEFIT PLANS

         EMPLOYEE SAVINGS PLAN

         The Company maintains the York Research Corporation 401(k) Plan ("401(k) Plan"). The 401(k) Plan allows employees of the Company to defer a portion of their earnings on a pre-tax basis through contributions to the 401(k) Plan up to limits specified by the IRS. The Company, may at its discretion, make a contribution to the 401(k) Plan. To date, the Company has elected not to contribute to the 401(k) plan.

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

         Pension cost for the years ended February 28, 1999, 1998 and 1997 include the following components:

                                              1999         1998         1997
                                            ---------    ---------    ---------
Service cost - benefits earned
during the current period                   $  51,099    $  33,967    $  30,756

Interest cost on projected benefit
obligation                                     94,837      109,857      104,757

Actual return on plan assets                  (18,436)     (38,453)     (39,633)

Net amortization and deferral                 (19,817)      (9,966)      (4,263)
                                            ---------    ---------    ---------

Net pension cost                            $ 107,683    $  95,405    $  91,617
                                            =========    =========    =========

         For all periods presented, the weighted average discount rate was 8.5% and rate of increase in future compensation levels was 3% which were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets is 8.5%.

         The following tables set forth the plan's benefit obligations and change in plan assets as of February 28, 1999 and 1998:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         1999           1998
                                                     -----------    -----------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year              $ 1,115,731    $ 1,292,437

Service cost                                              51,099         33,967

Interest cost                                             94,837        109,857

Actuarial gain                                           150,950           --

Benefits paid                                           (466,878)      (320,530)
                                                     -----------    -----------

Benefit obligation at end of year                        945,739      1,115,731
                                                     -----------    -----------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year           693,325        860,810

Actual return on plan assets                              18,436         38,453

Employer contribution                                    130,482        114,592

Benefits paid                                           (466,878)      (320,530)
                                                     -----------    -----------

Fair value of plan assets at end of year                 375,365        693,325
                                                     -----------    -----------

Funded status                                           (570,374)      (422,406)

Unrecognized net actuarial loss                          288,108        102,832

Unrecognized transition amount                            82,931         97,440
                                                     -----------    -----------

Prepaid (accrued) benefit cost                       ($  199,335)   ($  222,134)
                                                     ===========    ===========

         EMPLOYEE STOCK OWNERSHIP PLAN

         During 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP") that covers substantially all employees. The Company utilizes the provisions of Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). The following table presents the number of shares of common stock, which were unregistered at the time and subsequently registered, the ESOP purchased from the Company, at prices which represented 70% of the NASDAQ closing prices at the date of purchase:

Purchased in Fiscal Year                    # Shares Purchased    Purchase Price
------------------------                    ------------------    --------------
1996                                               288,500         $ 1,092,219

1993 and prior                                   3,500,000          13,370,000
                                               -----------         -----------

                                                 3,788,500         $14,462,219
                                               ===========         ===========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Management believes the valuation represented the fair market value of the unregistered shares on those dates.

         The Company contributed approximately $678,000, $593,000, and $525,000 to the ESOP during Fiscal 1999, 1998, and 1997, respectively. The Company makes annual contributions to the ESOP as determined by the Board of Directors and subject to certain limitations dictated by tax regulations.

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

         During the quarter ended August 31, 1993, the ESOP borrowed $1,150,000 from third parties. These funds, along with an additional $12,987,000 generated through February 28, 1999 by the sale of the Company's stock owned by the ESOP, were used to repay the demand purchase money loans due to the Company. The $1,150,000 initially borrowed by the ESOP was included in other long-term liabilities and as deferred compensation, a contra-equity account, and had a balance of approximately $601,000 at February 28, 1999 and 1998 as a result of repayments by the ESOP.

         ESOP shares are released and allocated to participant accounts based upon Company contributions and certain payments made to reduce ESOP debt to the Company. The Company reports compensation expense as shares are committed to be released equal to the current market price of the shares, and the shares then become outstanding for earnings-per-share ("EPS") computations.

         A summary of the ESOP shares, at February 28, 1999 and 1998 is as follows:

                                                        1999             1998
                                                     ----------       ----------
Allocated shares                                        682,667          608,002

Shares released for allocation                          139,401           74,665

Unreleased shares                                       558,129          714,530
                                                     ----------       ----------
                                                      1,380,197        1,397,197
                                                     ==========       ==========

Fair value of unreleased shares                      $2,511,581       $5,061,711
                                                     ==========       ==========

13.      INCOME TAXES

         The provision for income taxes, for each of the three years ended February 28, 1999 is as follows:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          1999           1998           1997
                                      -----------    -----------    -----------
CURRENT:
FEDERAL                               $   722,000    $ 1,264,441    $   425,735
STATE AND lOCAL                           655,000        898,000        587,000
                                      -----------    -----------    -----------
                                        1,377,000      2,162,441      1,012,735
                                      -----------    -----------    -----------
DEFERRED:
FEDERAL                                 1,683,000       (475,000)      (182,000)
STATE AND lOCAL                           897,000         34,262        117,509
FOREIGN                                  (105,000)          --             --
                                      -----------    -----------    -----------
                                        2,475,000       (440,738)       (64,491)
                                      ===========    ===========    ===========
TAX BENEFITS ALLOCATED DIRECTLY TO
ADDITIONAL PAID-IN CAPITAL:
FEDERAL                                    34,000        590,000      1,577,000
STATE AND lOCAL                            14,000         64,000        411,000
                                      -----------    -----------    -----------
                                           48,000        654,000      1,988,000
                                      -----------    -----------    -----------
PROVISION                             $ 3,900,000    $ 2,375,703    $ 2,936,244
                                      ===========    ===========    ===========

         The Government of Trinidad and Tobago granted InnCOGEN a tax holiday, which includes relief from corporation income tax for 8 years after September 9, 1999. The Government of Trinidad also allowed InnCOGEN to elect to postpone income tax depreciation deductions until after the tax holiday.

         At February 28, 1999, the Company has a net operating loss carryforward, for Federal income tax purposes, of $15,271,000 which expires at February 28, 2019. After carrybacks to the fiscal years ended February 28, 1997 and 1998, the Company has a $11,876,000 alternative minimum tax net operating loss carryforward, which also expires at February 28, 2019. The difference between the loss carryforward amounts is attributable to adjustments required in the alternative minimum tax computation.

         The Internal Revenue Service is in the process of examining the York Research Corporation consolidated Federal income tax return for the fiscal year ended February 28, 1997. The examination is in a preliminary stage and the result cannot be determined at this time.

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

         The reconciliation between the effective tax rate and the statutory Federal income tax rate for each of the three years ended February 28, 1999 is as follows:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    1999           1998           1997
                                                -----------    -----------    -----------
Amount computed using the statutory rate        $ 2,976,000    $ 2,000,278    $ 3,438,051

Increase (reduction) in taxes resulting from:
Utilization of Federal loss carryforwards              --             --       (1,248,000)

Reduction in valuation allowance for loss
carryforwards                                          --             --         (434,000)

Inputed interest on loans                            56,000         (4,000)       153,000

Nondeductible expenses                              989,000        391,000        207,000

Canadian subsidiary                              (1,147,000)        80,000          6,000

Litigation settlement                                  --             --          (45,000)

Intangibles                                        (102,000)        49,000           --

Valuation allowances on other temporary
differences                                            --         (658,000)      (522,000)

State and local taxes, net of federal tax
benefit and state loss carryforwards              1,034,000        338,729        736,236

Alternative minimum tax                                --           20,000        602,000

Other                                                94,000        158,696         42,957
                                                -----------    -----------    -----------

                                                $ 3,900,000    $ 2,375,703    $ 2,936,244
                                                ===========    ===========    ===========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net current deferred tax asset and long-term deferred tax liability, at February 28, 1999 and 1998, are as follows:

CURRENT DEFERRED TAX ASSET                           1999              1998
                                                 ------------      ------------
Loss carryforwards                               $  5,716,000      $  1,565,000
Credit carryovers                                     539,000           694,000
Accrued expenses                                      579,000           247,000
Other                                                   2,000              --
                                                 ------------      ------------
                                                    6,836,000         2,506,000
LESS: valuation allowance                                --            (903,000)
                                                 ------------      ------------
Total current deferred tax asset                    6,836,000         1,603,000
                                                 ------------      ------------
CURRENT DEFERRED TAX LIABILITY
Partnership items                                        --            (419,000)
Other                                                    --              54,000
                                                 ------------      ------------
Total current deferred  tax liability                    --            (365,000)

                                                 ------------      ------------
Net current deferred tax asset                      6,836,000         1,238,000
                                                 ------------      ------------
LONG-TERM DEFERRED TAX LIABILITY
Long-term note receivable -WCTP                    (8,491,100)       (8,491,100)
Partnership items                                    (488,000)             --
Depreciation and amortization                      (2,524,000)             --
                                                 ------------      ------------
Total long-term deferred tax liability            (11,503,100)       (8,491,100)
                                                 ------------      ------------
Net deferred tax  liability                      ($ 4,667,100)     ($ 7,253,100)
                                                 ============      ============

         The $903,000 reduction in the valuation allowance was a result of the liquidation of York Research Canada, Inc.

         The deferred tax asset relating to net operating loss carryforwards for February 28, 1999 and 1998 include tax benefits of $46,000 and $287,000, respectively, for stock options and warrants. The $46,000 tax benefit for stock options and warrants in the fiscal 1999 deferred tax asset was allocated directly to additional paid-in capital. The $287,000 tax benefit for stock options and warrant in the 1998 deferred tax asset was allocated to additional paid-in capital in fiscal 1997.

             THE COMPANY PAID INCOME TAXES FOR:
             Year ended February 28, 1999                      $1,547,000
             Year ended February 28, 1998                      $1,192,000
             Year ended February 28, 1997                       $ 608,000

14.      LEASE OBLIGATIONS

         The Company has a lease for its office space, which expires in 2003. On July 1, 1998, the Company exercised an option to increase its space to 16,700 square feet.

         The Company has entered into land leases (the "Big Spring Project Leases") with three land owners who own the land on which the Big Spring facility was constructed and is being operated. Each of the Big Spring Project Leases has an initial term of 15 years, commencing on the Big Spring Commercial Operations date, as defined in the leases, and may be extended for two additional periods of five years each.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has also entered into a separate Infrastructure Agreement with one of the land owners which provides for additional rights beyond those conveyed pursuant to the lease (the "Infrastructure Agreement"). The term of the Infrastructure Agreement is for twenty-five years, commencing with the Commercial Operations date, as defined in the agreement.

         All rental payments on the leases are calculated as the greater of the leases' minimum payment or a percentage of the gross revenues derived from the wind turbines.

         In June 1998, InnCOGEN entered into a lease to sublease the land on which the Trinidad Project is being built. The sublease has an original term of 32 years. The rent is $.40 per square meter per year for the first five years and $.50 per square meter per year for the second five years. Total square meters leased is approximately 33,000. Thereafter, the rent is to be adjusted in five-year intervals based on the consumer price index. However, the rent cannot be less than the rent for the preceding five-year period or increase by more than 10%.

         In addition, InnCOGEN has entered into a one-year lease agreement for space expiring in February 1999. The lease contains a provision for InnCOGEN to renew the lease for an additional year. The lease requires monthly payments of $4,200.

         Total rent expense for operating leases was approximately $776,000 in Fiscal 1999, $513,000 in Fiscal 1998, and $505,000 in Fiscal 1997.

         Future minimum annual rental payments for operating leases having terms of more than one year at February 28, 1999, are as follows:

                                                  OPERATING LEASES
                                                  ----------------
                 2000                                     $855,000
                 2001                                      846,000
                 2002                                      844,000
                 2003                                      833,000
                 2004                                      697,000
                 Thereafter                              2,943,000
                                                         ---------
                 Total minimum lease payments           $7,018,000
                                                        ==========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      RELATED PARTY TRANSACTIONS

         In Fiscal 1999, 1998 and 1997, the Company paid Mr. Weinstein $24,000 per year for directors fees, and in each of Fiscal 1999, 1998, and 1997, granted warrants to purchase 20,000 shares per year of the Company's common stock at $3.31, $7.31 and $5.44 per share, respectively. During Fiscal 1999 and 1998, the Company paid Mr. Sommer $24,000 and $10,000, respectively, for directors fees, and granted warrants to purchase 20,000 shares of the Company's common stock in each of Fiscal 1999 and 1998 at $3.31 and $7.31 per share, respectively. During Fiscal 1999, the Company paid $6,000 and $4,000, respectively, to Mr. Schultz and Mr. Berman, and granted each of them warrants to purchase 20,000 shares of the Company's common stock at $3.81 and $3.56 per share, respectively.

         Mr. Beningson, the Chairman and Chief Executive Officer of the Company, is President and a major stockholder of RRR'S, which is a 25% general partner of WCTP, limited partner of RVA, and a 10% general partner of YCP. In Fiscal 1999, 1998 and 1997, RVA was allocated approximately $547,000, $568,000 and $322,000, respectively, of the interest income on the YCP Note (see Note 5). In Fiscal 1993, RVA received an advance distribution of $2,000,000 from B-41LP, which was charged against capital, concurrent with the allocation of income during Fiscal 1998.

         As discussed in Note 5, WCTP contracted with the Company to procure, construct, design and place in operation a cogeneration facility. The Company's Chairman and the Company's Chief Financial Officer are shareholders of the general partner of WCTP, which receives a general partners fee of 1% of WCTP revenues and an administrative services payment of 4% of WCTP revenues. In Fiscal 1999, 1998 and 1997, the general partner of WCTP received from WCTP approximately $490,600, $529,000 and $480,500, respectively, for general partner and administrative fees. The Company's Chief Financial Officer received an aggregate of $85,500, $72,000 and $72,000 in Fiscal 1999, 1998 and 1997
respectively, from RRR'S and WCTP. The limited partners of WCTP are not related parties to the Company. The general partner may have the potential for substantial future distributions from WCTP but not until all senior debt has been paid.

         In the year ended February 28, 1997, the Company recorded and received $11,000,000 of fees for services rendered through February 28, 1997 to WCTP and RVA. This amount was included in power project service revenues. These fees were recorded pursuant to a services agreement between WCTP, RVA, CTI and York. The services included ongoing negotiations of consolidation agreements with Con Edison and Edison Mission Energy, aiding in resolving various contract issues concerning WCTP's and RVA's power purchase agreements with Con Edison, and various issues related to the progress of the Brooklyn Navy Yard facility.

         Mr. Beningson was previously the sole shareholder of NAEC. The Company had an agreement with NAEC which provided for the Company to be reimbursed for all costs associated with its activities related to NAEC and the Company received a fee mutually agreed upon based on level of activity. In Fiscal 1997, prior to acquisition of 85% of the shares of NAEC the Company recognized approximately $924,000 as reimbursement of its costs.

         At February 28, 1998 Mr. Beningson owed the Company $5,971,500 related to the exercise of warrants and zero on February 28, 1999. On May 31, 1998 the Chairman paid $275,000 of the long-term note he owed to the Company. Also on May 31, 1998, an agreement was reached to facilitate and maximize the Bond Financing. The agreement was between the Company, YCP and the minority interests in YCP and B-41LP. Pursuant to this agreement, the minority interests have agreed to assign and subordinate their interests in various cash flows from the Brooklyn Navy Yard and Warbasse facilities to the bondholders.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In addition, the minority interests in B-41LP have agreed as of January 1, 1998 to forego completely their 25.3% interest in the royalty to be received from the BNY facility. This royalty will continue through December 31, 2001 at a projected total amount of approximately $24 million, which is approximately $6 million per year.

         In exchange, the Company transferred the balance of the note due from the Chairman of $5,696,500 to a minority interest. This transfer resulted in a deferred charge on the Company's balance sheet. The deferred charge will be amortized partially over the life of the Bond Financing, and the balance over the remaining term of the BNY royalty agreement. Amortization through February 28, 1999 was approximately $651,000.

         In February, 1999, the Company formed West Texas Renewables Limited Partnership, a partnership in which the Company is a 1% general partner, and Primesouth, Inc. is a 99% limited partner. The purpose of this partnership is to build a 6.6 MW wind energy facility, which will be funded by the capital contribution of Primesouth, Inc.

16.      DISCONTINUED OPERATIONS

         During the quarter ended August 31, 1998, unprecedented turmoil in the electric marketing business was caused in part by widely reported failures of certain suppliers to deliver contracted power to a multitude of utilities and marketers, including York's subsidiary, NAEC. NAEC and many others were required to immediately meet existing fixed price commitments. The resulting turmoil caused prices to immediately increase from normal prices in the range of $30 per megawatt hour to as much as $7,000 per megawatt hour.

         Repercussions from the suppliers' failures caused continuing instability throughout the summer, as market participants found themselves with unbalanced portfolios and a shortage of available sources. NAEC met many of its commitments at substantially increased cost.

         As a result, in August 1998, York determined that NAEC should discontinue the electric marketing business due to the volatility, lack of liquidity and unacceptable risk parameters. NAEC will continue, however, to meet existing contract obligations, which extend to December 1999, to its electric marketing customers and is taking all actions necessary to reduce or eliminate forward exposure. Operations will cease when all commitments have been met. NAEC is unable to quantify at this time the impact of liquidating the balance of its existing portfolio.

         The electric marketing operations of NAEC are reflected as discontinued operations for all periods presented. The operating results of the discontinued operations are summarized as follows:

                                            FOR THE YEAR ENDED FEBRUARY 28,
                                        1999             1998             1997
                                   -------------    -------------    -------------
Revenues                           $ 242,903,270    $ 137,847,253    $  19,390,693
                                   -------------    -------------    -------------
Income (loss) before tax benefit     (17,527,807)      (1,405,206)         481,917
                                   -------------    -------------    -------------
Tax provision (benefit)               (6,686,000)        (567,703)         139,756
                                   -------------    -------------    -------------
Net income (loss)                  ($ 10,841,807)   ($    837,503)   $     342,161
                                   -------------    -------------    -------------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Net assets and net liabilities of discontinued operations consist mainly of trade accounts receivable and trade accounts payable. The losses for the year ended February 28, 1999 include a one-time charge of approximately $1.3 million related to settlement of a disputed receivable.

         The line of credit (See Note 10) was utilized in Fiscal 1999 to solely finance losses incurred by the discontinued operations. Accordingly interest expense of approximately $1 million has been allocated to discontinued operations in Fiscal 1999.

         At February 28, 1999, included in net assets from discontinued operations is a net amount receivable of approximately $3.6 million. NAEC is suing the debtor to recover the amounts receivable, and NAEC is being countersued by the debtor for matters relating to the obligation to deliver power. The Company believes the amounts are fully recoverable, and no additional amounts are expected to be paid under the countersuit.

17.      SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during Fiscal 1999.

         The Company has two reportable segments: Greenpower and Energy
Marketing.

         The Greenpower segment conducts business by developing, constructing and operating cogeneration and wind energy facilities. The Company operates two cogeneration facilities in New York City, and owns and operates a wind energy facility in Big Spring, Texas, which began to generate revenues in Fiscal 1999. The customers for these projects are major utilities.

         The Energy Marketing segment is engaged in the marketing (purchase and sale) of natural gas in wholesale and retail markets. The wholesale group's customers are utilities, producers, and marketing companies, who buy and sell natural gas daily in order to meet fluctuating market obligations. This segment does business over approximately 12-15 market centers mainly in the Northeast United States, but also at locations in the Mid-Atlantic and Gulf of Mexico regions. The retail group markets to industrial and commercial customers in Western and Central New York.

         Intersegment revenues are recorded at cost.

         Assets in foreign countries at February 28, 1999 were approximately $68.7 million, and are located in the Republic of Trinidad and Tobago.

         Segment information for continuing operations for the years ended February 28, 1999, 1998 and 1997 is as follows:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     AS OF AND FOR THE YEAR ENDED FEBRUARY 28,
                                                              (IN THOUSANDS OF DOLLARS)
                                                           1999         1998         1997
                                                         ---------    ---------    ---------
REVENUES FROM EXTERNAL CUSTOMERS:
Energy Marketing                                         $ 966,644    $ 351,345    $   7,180
Greenpower                                                   6,238       13,787       19,757
                                                         ---------    ---------    ---------
TOTAL REVENUES                                           $ 972,882    $ 365,132    $  26,937
                                                         =========    =========    =========

INTERSEGMENT REVENUES:
Energy Marketing                                         $   1,186    $       0    $       0
                                                         ---------    ---------    ---------
TOTAL INTERSEGMENT REVENUES                              $   1,186    $       0    $       0
                                                         =========    =========    =========

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES:
Energy Marketing                                         $  10,384    ($  1,667)   ($  1,272)
Greenpower                                                   4,760       11,528       16,517
General corporate expenses                                  (6,392)      (3,978)      (5,133)
                                                         ---------    ---------    ---------
CONSOLIDATED INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES:                                            $   8,752    $   5,883    $  10,112
                                                         =========    =========    =========

INTEREST INCOME:
Energy Marketing                                         $     346    $      75    $      28
Greenpower                                                   6,510        4,512        3,495
Corporate                                                      259          178          187
                                                         ---------    ---------    ---------
CONSOLIDATED INTEREST INCOME                             $   7,115    $   4,765    $   3,710
                                                         =========    =========    =========

INTEREST EXPENSE:
Energy Marketing                                         $      23    $      26    $       7
Greenpower                                                   6,253         --              2
Corporate                                                       24           10          580
                                                         ---------    ---------    ---------
CONSOLIDATED INTEREST EXPENSE                            $   6,300    $      36    $     589
                                                         =========    =========    =========

DEPRECIATION AND AMORTIZATION:
Energy Marketing                                         $     137    $      97    $      15
Greenpower                                                   1,170           86           87
Corporate                                                      115          105           88
                                                         ---------    ---------    ---------
CONSOLIDATED DEPRECIATION AND AMORTIZATION               $   1,422    $     288    $     190
                                                         =========    =========    =========

TOTAL ASSETS:
Energy Marketing                                         $ 135,969    $  52,281    $   8,516
Greenpower                                                 245,392       66,679       70,329
Corporate and discontinued                                  19,731       15,179       13,824
                                                         ---------    ---------    ---------
CONSOLIDATED TOTAL ASSETS                                $ 401,092    $ 134,139    $  92,669
                                                         =========    =========    =========

CAPITAL EXPENDITURES:
Energy Marketing                                         $     217    $     154    $     225
Greenpower                                                  95,594        4,243           51
Corporate                                                      320           13           94
                                                         ---------    ---------    ---------
CONSOLIDATED CAPITAL EXPENDITURES                        $  96,131    $   4,410    $     370
                                                         =========    =========    =========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for Fiscal 1999 and 1998 and reflect the electric marketing operations as discontinued (in thousands of dollars except per share data).

                                                                FOR THE QUARTER ENDED
                                                                ---------------------

FISCAL 1999                              MAY 31          AUGUST 31     NOVEMBER 30   FEBRUARY 28     FULL YEAR
                                       -----------      -----------    -----------   -----------    -----------
Total revenues                         $   170,023      $   186,182    $   233,089   $   383,588    $   972,882
                                       ===========      ===========    ===========   ===========    ===========
Gross margin                                 2,205            3,923          1,710         6,355         14,193
                                       ===========      ===========    ===========   ===========    ===========
Income (loss) from continuing
  operations                                 1,150            2,076           (286)        1,912          4,852
Loss from discontinued
  operations                                  (402)          (7,547)        (1,249)       (1,644)       (10,842)
                                       -----------      -----------    -----------   -----------    -----------
Net income (loss)                              748           (5,471)        (1,535)          268         (5,990)
                                       -----------      -----------    -----------   -----------    -----------

Earnings (loss) per share - Basic:
Continuing operations                  $      0.08      $      0.14    ($     0.02)  $      0.14    $      0.34
Discontinued operations                      (0.03)           (0.59)         (0.10)        (0.04)         (0.76)
                                       -----------      -----------    -----------   -----------    -----------
Net                                    $      0.05      ($     0.45)   ($     0.12)  $      0.10    ($     0.42)
                                       ===========      ===========    ===========   ===========    ===========

Earnings (loss) per share -
  Diluted:
Continuing operations                  $      0.07      $      0.14    ($     0.02)  $      0.14    $      0.33
Discontinued operations                      (0.02)           (0.58)         (0.09)        (0.04)         (0.73)
                                       -----------      -----------    -----------   -----------    -----------
Net                                    $      0.05      ($     0.44)   ($     0.11)  $      0.10          (0.40)
                                       ===========      ===========    ===========   ===========    ===========
FISCAL 1998
Total revenues                              31,613           56,886        109,843       166,790        365,132
                                       ===========      ===========    ===========   ===========    ===========
Gross margin                                  (259)             741           (344)        7,460          7,598
                                       ===========      ===========    ===========   ===========    ===========
Income (loss) from continuing
  operations                                (1,238)            (412)           486         4,671          3,507
Loss from discontinued
  operations                                   (89)             (55)          (375)         (318)          (837)
Extraordinary gain, net                      9,257 (1)            0              0           117          9,374
                                       -----------      -----------    -----------   -----------    -----------
Net income (loss)                            7,930 (1)         (467)           111         4,470         12,044
                                       ===========      ===========    ===========   ===========    ===========

Earnings Per (loss) Share -
  Basic:
Continuing operations                  ($     0.09)     ($     0.03)   $      0.04   $      0.33    $      0.25
Discontinued operations                       0.00            (0.01)         (0.03)        (0.02)         (0.06)
Extraordinary gain                            0.66 (1)         0.00           0.00          0.01           0.67
                                       -----------      -----------    -----------   -----------    -----------
Net                                          $0.57 (1)  ($     0.04)   $      0.01   $      0.32    $      0.86
                                       ===========      ===========    ===========   ===========    ===========

Earnings (loss) Per Share - Diluted:
Continuing operations                  ($     0.08)     ($     0.03)   $      0.03   $      0.30    $      0.22
Discontinued operations                       --               --            (0.03)        (0.02)         (0.05)
Extraordinary gain                            0.59 (1)         --             --            0.01           0.60
                                       -----------      -----------    -----------   -----------    -----------
Net                                          $0.51 (1)  ($     0.03)   $      0.00   $      0.29    $      0.77
                                       ===========      ===========    ===========   ===========    ===========

(1) Adjusted to reflect the additional extraordinary gain of approximately $3.8 million resulting from restatement of obligation to SBCC (See Note
         5) as follows:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            (IN THOUSANDS EXCEPT SHARE DATA)
                                      As Previously Reported        As Adjusted
                                      ----------------------        -----------
         Extraordinary gain                   $5,436                  $9,257
         Net income                           $4,109                  $7,930

         Per share basic:
             Extraordinary gain                $0.39                   $0.66
             Net income                        $0.30                   $0.57

         Per share diluted:
             Extraordinary gain                $0.35                   $0.59
             Net income                        $0.27                   $0.51

19.      SIGNIFICANT CUSTOMERS AND CONTRACTS AND COMMITMENTS

         Each of the power projects is dependent on one customer, typically a utility, for substantially all of its revenues.

         Energy sales were derived from numerous retail customers and utilities. Two customers accounted for approximately 29% and 13%, respectively, of total natural gas revenues during Fiscal 1999 and no customer accounted for more than 10% of total revenues during Fiscal 1998. Two utilities accounted for approximately 20% and 15%, respectively, of the total revenues in Fiscal 1997.

         The Company uses put and call options, and futures contracts ("Instruments") in various combinations, to hedge physical positions in natural gas. All of these Instruments are settled in the underlying commodity. The ultimate impact of these Instruments will be determined by the prevailing applicable market price.

         York, on behalf of New World Power Texas Renewable Energy Limited Partnership ("NWP"), entered into a Wind Turbine Equipment Sales and Installation Contract, dated as of March 31, 1998 (the "Vestas Agreement"), with Vestas-American Wind Technology, Inc., a California corporation ("Vestas"). Such agreement was assigned to NWP in August 1998. The Vestas Agreement effectively subcontracts turbine supply, delivery, erection and commissioning of the Big Spring facility to Vestas. The total contract amounts to approximately $31 million, which is to be paid in both U.S. dollars and Danish kroner. At
February 28, 1999, approximately $14 million has been paid on the contract.

         In connection with the construction of an interconnect facility, NWP has entered into an agreement with TU Electric for approximately $860,000. An initial payment of $430,000 was due and paid in July 1998. This agreement has been guaranteed by York.

         York, on behalf of NWP, has entered into several agreements for the turnkey design and construction of a wind farm substation facility and the construction of the infrastructure of the Big Spring facility. Such agreements were assigned to NWP in August 1998. These contracts aggregate $4.5 million and will be paid based on certain milestones, as defined in the applicable agreement. At February 28, 1999, approximately $3.8 million has been paid on these contracts.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company has entered into an employment agreement with the Chief Executive Officer, which expires May 2004. Such agreement requires a minimum annual base salary and sets bonuses tied to pre-tax operating income.

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

YORK RESEARCH CORPORATION
-------------------------
      (Registrant)


/s/ ROBERT M. BENINGSON                     /s/ MICHAEL TRACHTENBERG
----------------------------------          ------------------------------
Robert M. Beningson                         Michael Trachtenberg
President, Chief Executive Officer          Executive Vice President;
Chairman of the Board                       Chief Financial and Accounting
May 26, 1999                                Officer; Secretary
                                            May 26, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ ROBERT M. BENINGSON                     /s/ HARVEY W. SCHULTZ
----------------------------------          ------------------------------
Robert M. Beningson                         Harvey W. Schultz
Director                                    Director
May 26, 1999                                May 26, 1999


/s/ STANLEY WEINSTEIN                       /s/ FREDERIC S. BERMAN
----------------------------------          ------------------------------
Stanley Weinstein                           Frederic S. Berman
Director                                    Director
May 26, 1999                                May 26, 1999


/s/ HOWARD SOMMER
----------------------------------          ------------------------------
Howard Sommer
Director
May 26, 1999