Form 10-Q
period 1999-05-31
YORK RESEARCH CORP
filed 1999-07-15
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              MAY 31, 1999
                                ------------------------------------------------

                                       OR

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                       to
                               ---------------------    ------------------------

                           Commission file number     0-72
                                                   ----------

                            YORK RESEARCH CORPORATION
                     (EXACT NAME OF REGISTRANT AS SPECIFIED)

      DELAWARE                                               06-0608633
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

    280 PARK AVENUE, SUITE 2700 WEST,        NEW YORK, NEW YORK      10017
--------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

REGISTRANT=S TELEPHONE NUMBER, INCLUDING AREA CODE            (212) 557-6200

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

         Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the close of the period covered by this report 14,914,045.
-----------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        May 31,             February 28,
                                                                                         1999                   1999
                                                                                   ------------------     ------------------
ASSETS                                                                                 (Unaudited)
Current Assets:
    Cash and cash equivalents                                                            $14,975,007            $22,993,285
    Trade accounts receivable                                                             86,422,045            118,527,841
    Income tax refund receivable                                                           1,557,134              1,601,799
    Other receivables - related parties                                                    4,619,495              2,432,913
    Cash in escrow                                                                         3,797,329             13,315,468
    Inventory - natural gas                                                                       --                715,059
    Deferred tax asset                                                                     6,836,000              6,836,000
    Other current assets                                                                   1,262,957              2,106,303
    Net assets of discontinued operations                                                  2,087,147              3,266,864
                                                                                   ------------------     ------------------
              Total current assets                                                       121,557,114            171,795,532

Property, plant and equipment, net                                                        41,793,118                688,451
Long-term receivables - WCTP                                                               9,501,027             11,001,027
Construction in progress                                                                  77,280,833             98,399,993
Cash in escrow - long-term                                                                23,435,080             33,864,069
Long-term notes receivable - WCTP                                                         57,330,535             57,330,535
Other intangible assets, net                                                              19,397,877             19,821,691
Other assets (including advances to employees
   of $654,825)                                                                            5,714,116              8,190,937
                                                                                   ------------------     ------------------
              Total assets                                                              $356,009,700           $401,092,235
                                                                                   ------------------     ------------------
                                                                                   ------------------     ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Natural gas accounts payable                                                         $84,572,369           $112,789,241
    Line of credit                                                                        10,619,671             18,150,727
    Project payables                                                                       9,784,467             21,952,531
    Accrued expenses and other payables                                                   10,890,786             13,043,783
    Current portion of deferred revenue                                                    5,962,276              1,981,002
                                                                                   ------------------     ------------------
              Total current liabilities                                                  121,829,569            167,917,284

    Project notes payable                                                                150,000,000            150,000,000
    Other long-term liabilities                                                            1,467,979              1,434,789
    Deferred revenue and other credits                                                     3,070,750              3,114,000
    Deferred tax liability                                                                11,303,100             11,503,100
                                                                                   ------------------     ------------------
              Total liabilities                                                          287,671,398            333,969,173

Minority interest in partnership                                                           2,376,195              2,246,362

Commitments and contingencies

Stockholders' equity
     Common stock, Class A, $.01 par value; authorized 10,000,000
        shares; none issued                                                                       --                     --
    Common stock, $.01 par value; authorized 50,000,000 shares;
       issued 15,037,169 and 15,018,526 shares respectively                                  150,372                150,185
    Additional paid-in capital                                                            65,983,399             65,866,629
    Accumulated earnings                                                                   2,008,225              1,147,719
                                                                                   ------------------     ------------------
                                                                                          68,141,996             67,164,533
    Less:
    Treasury stock, at cost (123,124 shares)                                              (1,409,401)            (1,409,401)
    Notes receivable - sale of common stock                                                 (721,996)              (818,981)
    Deferred compensation - ESOP                                                             (48,492)               (59,451)
                                                                                   ------------------     ------------------
              Total stockholders' equity                                                  65,962,107             64,876,700
                                                                                   ------------------     ------------------
              Total liabilities and stockholders' equity                                $356,009,700           $401,092,235
                                                                                   ------------------     ------------------
                                                                                   ------------------     ------------------


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                                                        (Unaudited)
                                                                                 1999                 1998
                                                                           -----------------    -----------------
REVENUES:
     Natural gas sales                                                         $268,282,064         $168,337,561
     Power project services                                                       2,269,706            1,393,804
                                                                           -----------------    -----------------
        Total revenues                                                          270,551,770          169,731,365
                                                                           -----------------    -----------------

COSTS AND EXPENSES:
     Cost of natural gas                                                        268,362,704          166,161,676
     Cost of power project services                                               1,683,858            1,364,338
     Selling, general and administrative                                          3,252,594            2,798,635
                                                                           -----------------    -----------------
        Total costs and expenses                                                273,299,156          170,324,649
                                                                           -----------------    -----------------

OTHER INCOME (EXPENSES):
     Interest income - WCTP                                                       1,026,937            1,126,667
     Interest income                                                                536,490               57,816
     Interest expense                                                            (1,392,349)              (6,010)
     Other income                                                                 2,509,805            1,563,280
     Minority interest in partnership                                              (129,832)            (141,811)
                                                                           -----------------    -----------------
         Total other income                                                       2,551,051            2,599,942
                                                                           -----------------    -----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES                                                                  (196,335)           2,006,658

Provision (benefit) for income taxes                                               (493,588)             856,902
                                                                           -----------------    -----------------

INCOME FROM CONTINUING OPERATIONS                                                   297,253            1,149,756

DISCONTINUED OPERATIONS
     Loss from discontinued operations                                                   --             (401,993)
     Estimated income (loss) on disposal (including actual operating
           income during the phase out period)                                      563,253                   --
                                                                           -----------------    -----------------
                 Total income (loss) from discontinued operations                   563,253             (401,993)
                                                                           -----------------    -----------------

NET INCOME                                                                         $860,506             $747,763
                                                                           -----------------    -----------------
                                                                           -----------------    -----------------


EARNINGS (LOSS) PER SHARE - BASIC:
     Continuing operations                                                            $0.02                $0.08
     Discontinued operations                                                          $0.04               ($0.03)
                                                                           -----------------    -----------------
     Total                                                                            $0.06                $0.05
                                                                           -----------------    -----------------
                                                                           -----------------    -----------------

Weighted average number of common shares used in
   computing basic earnings (loss) per share                                     14,410,050           14,220,837
                                                                           -----------------    -----------------
                                                                           -----------------    -----------------

EARNINGS (LOSS) PER SHARE - DILUTED:
     Continuing operations                                                            $0.02                $0.07
     Discontinued operations                                                          $0.04               ($0.02)
                                                                           -----------------    -----------------
     Total                                                                            $0.06                $0.05
                                                                           -----------------    -----------------
                                                                           -----------------    -----------------

Weighted average number of common shares and common share equivalents used in computing diluted earnings (loss)
   per share                                                                     15,466,971           15,463,157
                                                                           -----------------    -----------------
                                                                           -----------------    -----------------

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                                                                  (Unaudited)
                                                                                             1999              1998
                                                                                        ----------------  ---------------
OPERATING ACTIVITIES:
Net income from continuing operations                                                          $297,253       $1,149,756
Adjustments to reconcile net income from continuing operations to net cash generated by (used in) operating activities:
       Depreciation and amortization                                                            317,442           74,247
       Deferred tax benefit                                                                    (200,000)              --
       Amortization of deferred credits                                                         (43,250)        (760,488)
       Amortization of deferred charges                                                         288,138               --
       ESOP contribution                                                                        190,449          175,507
       Minority interest in partnership                                                         129,833          144,754
       Changes in operating assets and liabilities:
          Increase  in receivables                                                           29,919,214      (12,092,391)
          Net (increase) decrease in notes receivable, inventory, other current
             assets, and other assets                                                         5,800,388       (1,113,121)
          Net increase (decrease)  in accounts payable, accrued expenses, deferred
             revenue and long-term liabilities                                              (33,309,328)      12,398,100
          Increase (decrease) in accrued taxes                                                 (144,665)         393,838
                                                                                        ----------------  ---------------
       NET CASH GENERATED BY OPERATING ACTIVITIES OF
           CONTINUING OPERATIONS                                                              3,245,474          370,202
                                                                                        ----------------  ---------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF
           DISCONTINUED OPERATIONS                                                            1,742,970         (851,762)
                                                                                        ----------------  ---------------
INVESTING ACTIVITIES:
       Construction in progress                                                             (25,410,268)      (2,737,708)
       Receipts from cash in escrow                                                          19,947,128               --
       Purchase of machinery and equipment                                                      (32,838)        (159,811)
                                                                                        ----------------  ---------------
       NET CASH USED IN INVESTING ACTIVITIES                                                 (5,495,978)      (2,897,519)
                                                                                        ----------------  ---------------
FINANCING ACTIVITIES:
       Payments on capital leases                                                               (14,140)         (32,536)
       Repayment of notes receivable                                                                 --          275,000
       Net borrowings (repayments) from line of  credit                                      (7,531,056)       1,357,892
       Proceeds from exercise of stock options and warrants                                      34,452          136,027
                                                                                        ----------------  ---------------
       NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES                                  (7,510,744)       1,736,383
                                                                                        ----------------  ---------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                        (8,018,278)      (1,642,696)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             22,993,285       10,254,366
                                                                                        ----------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $14,975,007       $8,611,670
                                                                                        ----------------  ---------------
                                                                                        ----------------  ---------------



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      GENERAL

         In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at May 31, 1999, results of operations for the three months ended May 31, 1999, and 1998, and cash flows for the three months ended May 31, 1999 and 1998.

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

         Certain amounts in the Fiscal 1999 consolidated financial statements were reclassified to conform to the Fiscal 2000 presentation. Any adjustments that have been made to the financial statements are of a normal recurring nature.

(2)      PER SHARE DATA

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income (loss) from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the three months ended May 31, 1999 and 1998:


             ------------------------------------------------- ------------------------------------
                                                                       THREE MONTHS ENDED
                                                                             MAY 31,
             ------------------------------------------------- ---------------- -------------------

                                                                      1999               1998
             ------------------------------------------------- ---------------- -------------------
             Weighted average number of common shares               14,907,102          14,862,062
             outstanding
             ------------------------------------------------- ---------------- -------------------
             Average of unreleased ESOP shares                       (497,052)           (641,225)
             ------------------------------------------------- ---------------- -------------------
             Weighted average number of common shares               14,410,050          14,220,837
             outstanding - basic
             ------------------------------------------------- ---------------- -------------------
             Dilution (warrants and options)                         1,056,921           1,242,320
             ------------------------------------------------- ---------------- -------------------
             Weighted average number of common shares and           15,466,971          15,463,157
             common share equivalents outstanding - diluted
             ------------------------------------------------- ---------------- -------------------


                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         Options and warrants to purchase approximately 1,860,000 shares of common stock were outstanding at May 31, 1999, ranging from $5.88 to $11.00, but were not included in the computation of diluted earnings per share for the three months because the exercise prices were greater than the average market price of common shares. The options and warrants expire between April, 2000 and June, 2007. For the quarter ended May 31, 1998, 389,300 options and warrants ranging from $8.00 to $11.00 were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price per share.

(3)      BIG SPRING PROJECT

         On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a power purchase agreement with Texas Utilities Electric Company. York has completed construction of this wind power project and achieved full commercial operation in May 1999. The facility has a capacity of 34 MW and includes 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines. At May 31, 1999, the total costs capitalized related to the development and construction of this project were approximately $41,329,000, which were transferred to fixed assets from construction in progress at May 31, 1999.

         The Big Spring project will sell all of its renewable energy to Texas Utilities Electric Company under a 15 year contract with two five year renewal options.

(4)      TRINIDAD PROJECT

         On February 12, 1998, InnCOGEN Limited ("InnCOGEN"), a wholly owned indirect Trinidadian subsidiary of York, signed a power purchase agreement with Trinidad and Tobago Electricity Commission ("T&TEC"), the government owned transmission and distribution company, to supply the bulk of the project output under a 30 year contract. The Company is constructing a 215 MW natural gas fueled combustion turbine project for commercial operation by Fall 1999. At May 31, 1999, the total costs incurred that relate to the development and construction of this project were approximately $74,354,000 which are included in construction in progress. Duke/Fluor Daniel is constructing the Trinidad facility under a turnkey construction contract.
The Trinidad facility will utilize three General Electric turbines.

(5)      WEST TEXAS PROJECT

         On February 26, 1999, West Texas Renewables Limited Partnership ("West Texas L.P.") signed a power purchase agreement ("PPA") with Texas Utilities Electric Company ("TU Electric") for 6.6MW of capacity from a wind energy facility to be located on property adjacent to the Big Spring facility.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The new PPA requires TU Electric to buy all of the power generated by the facility for 15 years plus options for two additional five year periods, in a similar manner to the Big Spring facility.

         West Texas LP, is a partnership in which a subsidiary of York is a 1% general partner and Primesouth Inc., a subsidiary of SCANA Corporation, is a 99% limited partner. Primesouth, Inc. purchased its limited partnership interest for a capital contribution which is being used to fund construction of the wind turbine facility as well as to pay York a fee for supervising construction and to reimburse York for certain expenses incurred in developing and constructing the project. The fee is estimated to be $1,594,000 in total of which $1,195,000 was recognized in the quarter ended May 31, 1999, and included in other income.

(6)      DEBT OBLIGATIONS

         (a)      PORTFOLIO PROJECT BOND FINANCING

         On August 4, 1998, a $150 million, 12%, portfolio project bond financing due October 30, 2007 (the "Bond Financing") was completed by York Power Funding (Cayman) Limited ("the Funding Company"), a special purpose unaffiliated limited liability company formed for the purpose of issuing the Bonds. Through the issuance of project notes to the Funding Company, approximately $102 million of the proceeds of the Bond Financing are being used to fund the balance of construction costs on the two new power projects. The remaining $48 million is being used as follows: (a) $15 million was placed in escrow to fund a debt service reserve fund, (b) $4.5 million was placed in escrow to fund a contingency reserve subfund, (c) approximately $3.25 million was placed in escrow to be used to fund interest during the construction period,
(d) $4.5 million was used to fund financing costs related to the offering, and
(e) $20.75 million was paid to the Company for general corporate purposes and future development activities.

         The terms of the project notes are identical to the terms of the Bonds. The Bond Financing is non-recourse to York and collateralized by all of the assets and future cash flow of the 215MW Trinidad power project and the 34MW
Big Spring windpower project and certain assets and cash flow related to the Brooklyn Navy Yard and Warbasse projects. The book value of the collateralized assets is approximately $173 million at May 31, 1999. The Trinidad project is expected to achieve full commercial operation in September 1999, and the Big Spring Project began full commercial operation in May 1999.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         As a result of the Bond Financing, approximately $7,982,000 of deferred financing costs were incurred. These deferred financing costs are being amortized over the life of the Bond Financing.
Amortization through May 31, 1999 was approximately $658,000.

         (b)      LINE OF CREDIT

         North American Energy Conservation, Inc. ("NAEC") has a revolving line of credit of $25,000,000, which is collateralized by its assets, and further guaranteed by the Company. The line of credit, which expires in December 1999, bears interest at one quarter percent per annum over the prime rate. It is the Company's intention to renew or replace this line of credit upon expiration. At May 31, 1999 and February 28, 1999, the loan payable was approximately $10.6 million and $18 million, respectively. The amount available under this line of credit is based on net qualified accounts receivable. Under the line of credit, NAEC is required to meet certain covenants including minimum net worth.

(7)      SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

         The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up activities". SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. The adoption of SOP 98-5 had no material impact on the companies consolidated financial statements.

         In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

         In December 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached consensus on Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities" ("EITF 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998 and requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The Company has determined that based on its operations EITF 98-10 does not apply.

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

         The electric marketing operations of NAEC are reflected as discontinued operations for all periods presented. The operating results of the discontinued operations are summarized as follows:


                                                           FOR THE QUARTER ENDED MAY 31,
                                                          1999                     1998
                                                          ----                     ----
Revenues                                                   $16,040,600           $53,442,300
                                                   --------------------     --------------------
Income (loss) before tax benefit                              $898,300             ($649,900)
                                                   --------------------     --------------------
Tax provision (benefit)                                       $335,000             ($247,900)
                                                   --------------------     --------------------
Net income (loss)                                             $563,300             ($402,000)
                                                   --------------------     --------------------


         Net assets and net liabilities of discontinued operations consist mainly of trade accounts receivable and trade accounts payable.

         The line of credit (See Note 6b) was utilized in Fiscal 1999 and subsequent to solely finance losses incurred by the discontinued operations. Accordingly interest expense of approximately $194,000 and $ 0 has been allocated to discontinued operations in the quarters ended May 31, 1999 and 1998.

         At May 31, 1999 and February 28, 1999, included in net assets from discontinued operations is a net amount receivable of approximately $3.6 million. NAEC is suing the debtor to recover the amounts receivable, and NAEC is being countersued by the debtor for matters relating to the obligation to deliver power. The Company believes the amounts are fully recoverable, and no additional amounts are expected to be paid under the countersuit.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(9)      SEGMENT INFORMATION

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

         Assets in foreign countries at May 31, 1999 were approximately $74.4 million, and are located in the Republic of Trinidad and Tobago.

         Segment information for continuing operations for the quarter ended May 31, 1999 and 1998 is as follows:

                                                                             FOR THE QUARTER ENDED MAY 31,
                                                                               (IN THOUSANDS OF DOLLARS)
                                                                          1999                         1998
                                                                          ----                         ----
REVENUES FROM EXTERNAL CUSTOMERS:
Energy Marketing                                                        $  268,282                   $ 168,337
Greenpower                                                                   2,270                       1,394
                                                                    -----------------            -----------------
TOTAL REVENUES                                                          $  270,552                   $ 169,731
                                                                    -----------------            -----------------
INTERSEGMENT REVENUES:
Energy Marketing                                                        $      284                   $     292
                                                                    -----------------            -----------------
TOTAL INTERSEGMENT REVENUES                                             $      284                   $     292
                                                                    -----------------            -----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES:
Energy Marketing                                                       ($    1,052)                   $  1,222
Greenpower                                                                   1,510                       2,128
General corporate expenses                                                    (654)                     (1,343)
                                                                    -----------------            -----------------
CONSOLIDATED INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES:                                                          ($      196)                   $  2,007
                                                                    -----------------            -----------------


(10)     INCOME TAXES

         In the quarter ended May 31, 1999 the Company recognized a tax benefit of approximately $494,000 primarily related to federal wind tax credits generated by the Big Spring Facility.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         Within our Greenpower business, we have three currently operating facilities: in New York City, a 38MW Warbasse cogeneration facility (the "Warbasse facility") and a 286MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"), and in Big Spring, Texas, a 34MW wind energy facility (the "Big Spring facility"). We are constructing a 215MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project") scheduled for completion by the fall of 1999. In addition, we have the 6.6MW wind energy project (the "West Texas project"), which began commercial operations at the end of June 1999.

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

         NAEC's natural gas marketing business continues to grow. In order to support that growth, and all of NAEC's working capital needs, NAEC has a revolving line of credit, currently up to $25,000,000, with Congress Financial Corp., collateralized by NAEC's receivables and other assets, and guaranteed by York. This line of credit expires December 1999. It is our intention to renew or replace this line of credit upon expiration. The Company has used this credit line principally to support the electric operations to date, and believes this line of credit and possible future expansions thereof will be sufficient to support the capital and credit needs of NAEC.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




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

GENERAL

         During the quarter ended May 31, 1999, cash and cash equivalents decreased approximately $8 million. Cash generated by operating activities of continuing operations was approximately $3.2 million.
Approximately $1.7 million was generated by discontinued operations.

         During the quarter ended May 31, 1999, investing activities used approximately $5.5 million including approximately $25.4 million spent on construction in progress primarily funded from receipts from the escrow accounts.

         During the quarter ended May 31, 1999, financing activities used approximately $7.5 million, due to the net repayment of the line of credit.

         See Note 7 for disclosure of the impact of significant new accounting pronouncements.

YEAR 2000 COMPLIANCE

         In analyzing its Year 2000 ("Y2K") exposure, York has considered the operations of both it and its subsidiaries, as well the operations of the parties with whom they deal. Based on its review to date, York does not believe that the issue of computer programs and imbedded computer chips being unable to distinguish between the year 1900 and the year 2000 will be material to the Company.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

         The Big Spring facility was completed in May 1999. As a result, the computers used in its operations are Y2K compliant. Construction of the West Texas Project was substantially completed by June 30, 1999. Accordingly, York does not anticipate any Y2K problem from construction contractors. In addition, based on a review of TU Electric's public filings, York does not believe that there will be a material problem arising out of the failure of TU Electric's systems to be Y2K compliant.

         The Trinidad Project is currently being constructed, and its operations are expected to be Y2K compliant. Based on a review of public filings, the parties providing construction services to the Trinidad Project, and Palmark, Inc., who will be providing operating and maintenance services to the Trinidad Project after construction, do not appear to have material Y2K problems. York has been unable to ascertain the extent to which the Government of Trinidad will have a Y2K problem. However, York does not anticipate that any Y2K problem on the part of the Government of Trinidad, or T&TEC, will have a material effect on the operations of the Trinidad Project.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Natural gas sales and cost of natural gas increased approximately $100 million and $102 million, respectively, when comparing the quarter ended May 31, 1999 to the quarter ended May 31, 1998. These increments were due to an increase in the volume of natural gas moved this year versus last year as part of the overall growth strategy and increased per unit transportation costs incurred. Gross margins on the gas business are impacted by changes in unit prices, supply and seasonal factors.

         Power project service revenues and cost of power project services include fuel and other operations and maintenance costs. Revenues increased approximately $876,000 and cost of power project services increased approximately $320,000 when comparing the quarter ended May 31, 1999 to the quarter ended May 31, 1998, mainly due to increases of approximately $904,000 and $318,000, respectively, as a result of the commencement of preliminary operations of the Big Spring project. Included in the $318,000 of cost of power project services is $200,000 of depreciation.

         Selling, general and administrative expenses increased approximately $454,000 when comparing the quarter ended May 31, 1999 to the same quarter in the prior year. Of this increase, approximately $395,000 relates to non-cash amortization of the following: (a) an increase of approximately $107,000 as a result of amortization of deferred financing costs due to the Portfolio Bond Financing in August 1998, and (b) an increase of approximately $288,000 due to amortization of the deferred charge resulting from the transfer of a note to minority interests in August 1998. In addition to these non-cash expenses, payroll and employee benefits increased approximately $162,000 when comparing quarter to quarter as a result of new personnel and salary increases.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





         Interest income increased approximately $479,000 when comparing the quarter ended May 31, 1999 to the quarter ended May 31, 1998 due to increased levels of cash available for investment, mainly due to the Portfolio Bond Financing.

         Interest expense increased approximately $1,386,000 when comparing the quarter ended May 31, 1999 to the quarter ended May 31, 1998 primarily due to the Portfolio Bond Financing.

         Other income increased approximately $947,000 mainly due to an increase of approximately $1,195,000 as a result of the recognition of fee income from Primesouth, Inc. (see Note 5), offset by a decrease in royalty fees from BNYLP of approximately $243,000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                     PART II






ITEM  1.    LEGAL PROCEEDINGS

            None

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None

      (b) There were no reports on Form 8-K filed during the three months ended May 31, 1999.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES






                                   SIGNATURES




Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Dated: July 14, 1998                          /S/ROBERT M. BENINGSON
                                              ------------------------
                                              Robert M. Beningson
                                              Chairman of the Board and
                                              President




Dated: July 14, 1998                          /S/ MICHAEL TRACHTENBERG
                                              ------------------------
                                              Michael Trachtenberg
                                              Executive Vice President
                                              and Chief Financial and
                                              Accounting Officer