Form 10-Q
period 1999-08-31
YORK RESEARCH CORP
filed 1999-10-12
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    August 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                       to
                               ---------------------     -----------------------

                           Commission file number 0-72

                            York Research Corporation
--------------------------------------------------------------------------------

                     (Exact name of registrant as specified)

            Delaware                                   06-0608633
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
of incorporation or organization)                      Identification No.)

   280 Park Avenue, Suite 2700 West,      New York, New York      10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant=s telephone number, including area code    (212) 557-6200
                                                   -----------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 14,916,045.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    August 31,              February 28,
                                                                                       1999                     1999
                                                                                -------------------      -------------------
ASSETS                                                                             (Unaudited)
Current Assets:
       Cash and cash equivalents                                                       $10,123,265              $22,993,285
       Trade accounts receivable                                                        94,584,657              118,527,841
       Income tax refund receivable                                                      1,680,335                1,601,799
       Other receivables - related parties                                               3,854,770                2,432,913
       Cash in escrow                                                                    9,256,424               13,315,468
       Inventory - natural gas                                                                   0                  715,059
       Deferred tax asset                                                                6,836,000                6,836,000
       Other current assets                                                                783,037                2,106,303
       Net assets of discontinued operations                                             4,239,967                3,266,864
                                                                                -------------------      -------------------
            Total current assets                                                       131,358,455              171,795,532

Property, plant and equipment, net                                                      43,309,516                  688,451
Long-term receivables - WCTP                                                            10,183,729               11,001,027
Construction in progress                                                                82,371,692               98,399,993
Cash in escrow - long-term                                                              15,272,142               33,864,069
Long-term notes receivable - WCTP                                                       57,330,535               57,330,535
Other intangible assets, net                                                            19,002,837               19,821,691
Other assets (including advances to employees of $851,742
          and $654,825, respectively)                                                    5,755,646                8,190,937
                                                                                -------------------      -------------------
            Total assets                                                              $364,584,552             $401,092,235
                                                                                ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Natural gas accounts payable                                                    $93,917,659             $112,789,241
       Line of credit                                                                   21,928,066               18,150,727
       Project payables                                                                  9,564,808               21,952,531
       Accrued expenses and other payables                                              11,433,152               13,043,783
       Current portion of deferred revenue                                                       0                1,981,002
                                                                                -------------------      -------------------
            Total current liabilities                                                  136,843,685              167,917,284

Project notes payable                                                                  150,000,000              150,000,000
Other long-term liabilities                                                                778,364                1,434,789
Deferred revenue and other credits                                                       3,027,500                3,114,000
Deferred tax liability                                                                   9,603,100               11,503,100
                                                                                -------------------      -------------------
            Total liabilities                                                          300,252,649              333,969,173

Minority interest in partnership                                                         2,509,835                2,246,362

Commitments and contingencies

Stockholders' equity
       Common stock, Class A, $.01 par value;  authorized 10,000,000
          shares;  none issued                                                                  --                       --
       Common stock, $.01 par value;  authorized 50,000,000 shares;
          issued 15,039,169 and 15,018,526 shares, respectively                            150,392                  150,185
       Additional paid-in capital                                                       66,833,737               65,866,629
       Accumulated earnings (deficit)                                                   (2,933,680)               1,147,719
                                                                                -------------------      -------------------
                                                                                        64,050,449               67,164,533
       Less:
       Treasury stock, at cost (123,124 shares)                                         (1,409,401)              (1,409,401)
       Notes receivable - sale of common stock                                            (818,980)                (818,981)
       Deferred compensation - ESOP                                                              0                  (59,451)
                                                                                -------------------      -------------------
                                                                                -------------------      -------------------
            Total stockholders' equity                                                  61,822,068               64,876,700
                                                                                -------------------      -------------------
                                                                                ===================      ===================
            Total liabilities and stockholders' equity                                $364,584,552             $401,092,235
                                                                                ===================      ===================

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 1999 and 1998

                                                      For the Six Months Ended August 31,   For the Three Months Ended August 31,
                                                      -----------------------------------   -------------------------------------
                                                                 1999            1998                    1999            1998
                                                            -------------   -------------           -------------   -------------
                                                                     (Unaudited)                            (Unaudited)
Revenues:
      Natural gas sales                                     $ 520,345,259   $ 353,102,102           $ 252,347,135   $ 184,472,611
      Power project services                                    6,602,687       3,103,347               3,137,656       1,709,545
                                                            -------------   -------------           -------------   -------------
           Total revenues                                     526,947,946     356,205,449             255,484,791     186,182,156
                                                            -------------   -------------           -------------   -------------

Costs and expenses:
      Cost of natural gas                                     520,271,464     347,003,934             252,192,700     180,550,328
      Cost of power project services                            3,178,582       3,073,096               1,694,724       1,708,760
      Selling, general and administrative                       6,596,753       4,869,835               3,144,159       2,071,202
                                                            -------------   -------------           -------------   -------------
           Total costs and expenses                           530,046,799     354,946,865             257,031,583     184,330,290
                                                            -------------   -------------           -------------   -------------

Other income (expenses):
      Interest income - WCTP                                    2,091,110       2,254,516               1,064,172       1,127,849
      Interest income                                             843,510         585,405                 307,020         527,592
      Interest expense                                         (2,554,640)     (1,184,430)             (1,162,291)     (1,178,420)
      Other income                                              2,870,151       3,154,235               1,555,671       1,590,958
      Minority interest in partnership                           (263,473)       (283,766)               (133,641)       (141,960)
                                                            -------------   -------------           -------------   -------------
           Total other income                                   2,986,658       4,525,960               1,630,931       1,926,019
                                                            -------------   -------------           -------------   -------------

Income (loss) from continuing operations
      before income taxes                                        (112,195)      5,784,544                  84,139       3,777,885

Provision (benefit) for income taxes                             (938,588)      2,603,044                (445,000)      1,701,592
                                                            -------------   -------------           -------------   -------------

Income from continuing operations                                 826,393       3,181,500                 529,139       2,076,293

Discontinued operations
      Loss from discontinued operations                              --        (7,904,600)                   --        (7,547,158)
      Estimated loss on disposal (consisting of actual
         operating losses during the phase out period)         (4,907,794)           --                (5,471,048)           --
                                                            -------------   -------------           -------------   -------------
           Total loss from discontinued operations             (4,907,794)     (7,904,600)             (5,471,048)     (7,547,158)
                                                            -------------   -------------           -------------   -------------

Net loss                                                    ($  4,081,401)  ($  4,723,100)          ($  4,941,909)  ($  5,470,865)
                                                            =============   =============           =============   =============


Earnings (loss) per share - Basic:
      Continuing operations                                 $        0.06   $        0.22           $        0.04   $        0.15
      Discontinued operations                               ($       0.34)  ($       0.55)          ($       0.38)  ($       0.53)
                                                            =============   =============           =============   =============
           Total                                            ($       0.28)  ($       0.33)          ($       0.34)  ($       0.38)
                                                            =============   =============           =============   =============

      Weighted average number of common shares used
        in computing basic earnings (loss) per share           14,446,419      14,250,841              14,482,787      14,270,495
                                                            =============   =============           =============   =============

Earnings (loss) per share - Diluted:
      Continuing operations                                 $        0.05   $        0.21           $        0.03   $        0.14
      Discontinued operations                               ($       0.31)  ($       0.52)          ($       0.35)  ($       0.51)
                                                            =============   =============           =============   =============
           Total                                            ($       0.26)  ($       0.31)          ($       0.32)  ($       0.37)
                                                            =============   =============           =============   =============

      Weighted average number of common shares and
        common share equivalents used in computing diluted
        earnings (loss) per share                              15,486,972      15,090,497              15,506,973      14,675,630
                                                            =============   =============           =============   =============


    The accompanying notes are an integral part of these financial statements

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED AUGUST 31,

                                                                                                   (Unaudited)
                                                                                          1999                     1998
                                                                                    ------------------       ------------------
OPERATING ACTIVITIES:
Net income from continuing operations                                                        $826,393               $3,181,500
Adjustments to reconcile net income from continuing operations to net cash generated by (used in) operating activities:
        Depreciation and amortization                                                         154,721                  158,709
        Deferred taxes                                                                       (200,000)               (4,744,611)
        Amortization of deferred credits                                                      (86,500)                 (86,500)
        Amortization of deferred charges                                                    1,630,881                  140,247
        ESOP contribution                                                                     356,055                  333,006
        Minority interest in partnership                                                      263,473               (1,927,342)
        Changes in operating assets and liabilities:
           (Increase) decrease in receivables                                              22,521,327              (11,659,230)
           Net (increase) decrease in notes receivable, inventory,
             other current assets, and other assets                                         4,459,203              (13,714,847)
           Net  increase (decrease) in accounts payable, accrued
             expenses, deferred revenue and long-term liabilities                         (40,561,971)              27,759,584
           Increase (decrease) in accrued taxes                                               (78,536)                  11,822
                                                                                    ------------------       ------------------
        NET CASH USED IN OPERATING ACTIVITIES
             OF CONTINUING OPERATIONS                                                     (10,714,954)                (547,662)
                                                                                    ------------------       ------------------

        NET CASH USED IN OPERATING
             ACTIVITIES OF DISCONTINUED OPERATIONS, NET OF DEFERRED TAXES                  (7,580,897)                (113,395)
                                                                                    ------------------       ------------------

INVESTING ACTIVITIES:
        Construction in progress                                                          (20,232,104)            (124,612,000)
        Deposits into cash in escrow                                                       (4,900,742)             (31,593,470)
        Receipts from cash in escrow                                                       27,551,713               11,949,493
        Payment of note receivable                                                                 --                  275,000
        Purchase of machinery and equipment                                                (1,426,947)                (225,099)
                                                                                    ------------------       ------------------
        NET CASH GENERATED BY (USED IN) INVESTING ACTIVITIES                                  991,920             (144,206,076)
                                                                                    ------------------       ------------------

FINANCING ACTIVITIES:
        Proceeds from Bond Financing                                                               --              150,000,000
        Payment of financing costs                                                                 --               (4,495,642)
        Payments on capital leases                                                            (14,140)                 (35,564)
        Net borrowings (repayments) from line of credit                                     3,777,339               20,009,567
        Amounts received from ESOP                                                            630,000                       --
        Proceeds from exercise of stock options and warrants                                   40,712                  153,229
                                                                                    ------------------       ------------------
        NET CASH GENERATED BY  FINANCING ACTIVITIES                                         4,433,911              165,631,590
                                                                                    ------------------       ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (12,870,020)              20,764,457

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           22,993,285               10,254,366
                                                                                    ------------------       ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $10,123,265              $31,018,823
                                                                                    ==================       ==================


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(1)      General
         -------

         In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York@ or the ACompany") consolidated financial position as at August 31, 1999, results of operations for the six and three months ended August 31, 1999, and 1998, and cash flows for the six months ended August 31, 1999 and 1998.

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

(2)      Per Share Data
         --------------

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income (loss) from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the six and three months ended August 31, 1999 and 1998:

                                                        Six Months Ended                   Three Months Ended
                                                           August 31,                          August 31,
  -------------------------------------------- ------------------------------------ ----------------------------------
                                                     1999              1998              1999              1998
  -------------------------------------------- ----------------- ------------------ ---------------- -----------------
  Weighted average number of common shares
  outstanding                                     14,910,574        14,878,810       14,914,045        14,885,208

  Average of unreleased ESOP shares                 (464,460)         (627,969)        (431,867)         (614,713)

  Weighted average number of common
  shares outstanding - basic                      14,446,419        14,250,841       14,482,787        14,270,495

  Dilution (warrants and options)                  1,040,553           839,656        1,024,186           405,135

  Weighted average number of common
  shares and common share equivalents
  outstanding - diluted                           15,486,972        15,090,497       15,506,973        14,675,630
  -------------------------------------------- ----------------- ------------------ ---------------- -----------------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         Options and warrants to purchase approximately 1,627,000 shares of common stock were outstanding at August 31, 1999, ranging from $5.88 to $11.00, but were not included in the computation of diluted earnings per share for the six and three months because the exercise prices were greater than the average market price of common shares. The options and warrants expire between April, 2000 and June, 2007. For the six and three months ended August 31, 1998, approximately 2,693,000 options and warrants ranging from $5.44 to $11.00 were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price per share.

(3)      Big Spring Project
         ------------------

         On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a power purchase agreement ("PPA") with Texas Utilities Electric Company. York achieved commercial operation of this wind power project in May 1999 in accordance with the PPA. The facility has a capacity of 34 MW and includes 46 turbines, including four 1,650 Kilowatt (AkW@) wind turbines. At August 31, 1999, the total costs capitalized related to the development and construction of this project were approximately $42.5 million, which is reflected in fixed assets.

         The Big Spring project sells all of its renewable energy to Texas Utilities Electric Company under a 15 year contract with two five year renewal options.

(4)      Trinidad Project
         -----------------

         On February 12, 1998, InnCOGEN Limited (AInnCOGEN@), a wholly owned indirect Trinidadian subsidiary of York, signed a PPA with Trinidad and Tobago Electricity Commission (AT&TEC@), the government owned transmission and distribution company, to supply the bulk of the project output under a 30 year contract. The Company constructed a 215 MW natural gas fueled combustion turbine project, which achieved commercial operation in September 1999 in accordance with the PPA. At August 31, 1999, the total costs incurred that relate to the development and construction of this project were approximately $81,772,000 which are included in construction in progress. Duke/Fluor Daniel constructed the Trinidad facility under a turnkey construction contract. The Trinidad facility utilizes three General Electric turbines.

(5)      West Texas Project
         ------------------

         On February 26, 1999, West Texas Renewables Limited Partnership ("West Texas L.P.") signed a PPA with Texas Utilities Electric Company ("TU Electric") for 6.6MW of capacity from a wind energy facility located on property adjacent to the Big Spring facility.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


         The new PPA requires TU Electric to buy all of the power generated by the facility for 15 years plus options for two additional five year periods, in a similar manner to the Big Spring facility.

         West Texas LP, is a partnership in which a subsidiary of York is a 1% general partner and Primesouth Inc., a subsidiary of SCANA Corporation, is a 99% limited partner. The Company accounts for its general partner interest on the equity method. Primesouth, Inc. purchased its limited partnership interest for a capital contribution which was used to fund York's construction of the wind turbine facility. The total amount earned during the six months ended August 31, 1999 was approximately $1,946,000. Approximately $751,000 of the amount earned was recognized during the three months ended August 31, 1999. The West Texas wind facility was completed in June 1999, achieved commercial operation and was transferred to its owner.

(6)      Debt Obligations
         ----------------

         (a)      Portfolio Project Bond Financing
                  --------------------------------

         On August 4, 1998, a $150 million, 12%, portfolio project bond financing due October 30, 2007 (the ABond Financing@ or the "Bonds") was completed by York Power Funding (Cayman) Limited ("the Funding Company"), a special purpose unaffiliated limited liability company formed for the purpose of issuing the Bonds. Through the issuance of project notes to the Funding Company, approximately $102 million of the proceeds of the Bond Financing are being used to fund the balance of construction costs on two power projects. The remaining $48 million is being used as follows: (a) $15 million was placed in escrow to fund a debt service reserve fund, (b) $4.5 million was placed in escrow to fund a contingency reserve subfund, (c) approximately $3.25 million was placed in escrow to be used to fund interest during the construction period, (d) $4.5 million was used to fund financing costs related to the offering, and (e) $20.75 million was paid to the Company for general corporate purposes and future development activities.

         The terms of the project notes are identical to the terms of the Bonds. The Bond Financing is non-recourse to York and collateralized by all of the assets and future cash flow of the 215MW Trinidad power project and the 34 MW Big Spring windpower project and certain assets and cash flow related to the Brooklyn Navy Yard and Warbasse projects. The book value of the collateralized assets is approximately $182 million at August 31, 1999.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         As a result of the Bond Financing, approximately $7,982,000 of deferred financing costs were incurred. These deferred financing costs are being amortized over the life of the Bond Financing. Accumulated amortization through August 31, 1999 was approximately $858,000.

         (b)      Line of Credit
                  --------------

         North American Energy Conservation, Inc. ("NAEC") has a revolving line of credit of $25,000,000, which is collateralized by its assets, and further guaranteed by the Company. The line of credit, which expires in December 1999, bears interest at one quarter percent per annum over the prime rate. It is the Company's intention to renew or replace this line of credit upon expiration. At August 31, 1999 and February 28, 1999, the loan payable was approximately $22 million and $18 million, respectively. The amount available under this line of credit is based on net qualified accounts receivable. Under the line of credit, NAEC is required to meet certain covenants including minimum net worth.

(7)      Significant New Accounting Pronouncements
         -----------------------------------------

         The American Institute of Certified Public Accountant=s Accounting Standards Executive Committee issued Statement of Position 98-5 (ASOP 98-5"), AReporting on the Costs of Start-Up activities@. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. The adoption of SOP 98-5 had no material impact on the companies consolidated financial statements.

         In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", (ASFAS 133") which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that SFAS 133 will have on the Company=s consolidated financial statements and disclosures.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(8)      Discontinued Operations
         -----------------------

         During the quarter ended August 31, 1998, unprecedented turmoil in the electric marketing business was caused in part by widely reported failures of certain suppliers to deliver contracted power to a multitude of utilities and marketers, including York=s subsidiary, NAEC. NAEC and many others were required to immediately meet existing fixed price commitments. The resulting turmoil caused prices to immediately increase from normal prices in the range of $30 per megawatt hour to as much as $7,000 per megawatt hour.

         Repercussions from the suppliers= failures caused continuing instability throughout the summer, as market participants found themselves with unbalanced portfolios and a shortage of available sources. NAEC met many of its commitments at substantially increased cost.

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

         The electric marketing operations of NAEC are reflected as discontinued operations for all periods presented. The operating results of the discontinued operations are summarized as follows:

                         For the Six Months Ended August 31,   For the Quarter Ended August 31,
                         -----------------------------------   --------------------------------

                              1999             1998                1999             1998
                              ----             ----                ----             ----
Revenues                  $ 41,075,327    $ 161,891,393        $ 25,034,746    $ 108,449,105
                          ------------    -------------        ------------    -------------

Loss before tax benefit     (6,272,778)     (14,372,000)         (7,171,048)     (13,722,106)
                          ------------    -------------        ------------    -------------

Tax benefit                 (1,364,984)      (6,467,400)         (1,700,000)      (6,174,948)
                          ------------    -------------        ------------    -------------

Net loss                  ($ 4,907,794)   ($  7,904,600)       ($ 5,471,048)   ($  7,547,158)
                          ------------    -------------        ------------    -------------

         Net assets and net liabilities of discontinued operations consist mainly of trade accounts receivable and trade accounts payable.

         During the six months ended August 31, 1999, the Company recorded $1,700,00 of deferred taxes relating to discontinued operations.


         The line of credit (See Note 6b) was utilized in Fiscal 1999 and subsequent to solely finance losses incurred by the discontinued operations. Accordingly, interest expense of approximately $461,000 and $287,000 has been allocated to discontinued operations in the six and three months ended August 31, 1999, respectively, and $293,500 and $0 was allocated in the six and three months ended August 31, 1998, respectively.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


         At August 31, 1999 and February 28, 1999, included in net assets from discontinued operations is a net amount receivable of approximately $3.7 million. NAEC is suing the debtor to recover the amounts receivable, and NAEC is being countersued by the debtor for matters relating to the obligation to deliver power. The Company believes the amounts are fully recoverable, and no additional amounts are expected to be paid under the countersuit.

(9)      Segment Information
         -------------------

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

         Assets in foreign countries at August 31, 1999 were approximately $81.8 million, and are located in the Republic of Trinidad and Tobago.

         Segment information for continuing operations for the six and three months ended August 31, 1999 and 1998 is as follows (in thousands of dollars):

                                            For the Six Months Ended  For the Three Months Ended
                                            ------------------------  --------------------------
                                                    August 31,                August 31,
                                                    ----------                ----------
                                                1999         1998         1999         1998
                                             ---------    ---------    ---------    ---------
Revenues from external customers:
Energy Marketing                             $ 520,345    $ 353,102    $ 252,347    $ 184,472
Greenpower                                       6,603        3,103        3,138        1,710
                                             ---------    ---------    ---------    ---------
Total Revenues
                                             $ 526,948    $ 356,205    $ 255,485    $ 186,182
                                             =========    =========    =========    =========



Intersegment revenues:
Energy Marketing                             $     284    $       0    $       0    $       0
                                             ---------    ---------    ---------    ---------
Total intersegment revenues                  $     284    $       0    $       0    $       0
                                             =========    =========    =========    =========




Income (loss) from continuing operations before income taxes:

Energy Marketing                             $  (1,778)   $   4,396    $    (726)   $   3,174
Greenpower                                       3,439        4,048        1,930        1,920
General corporate expenses                      (1,773)      (2,660)      (1,120)      (1,316)
                                             ---------    ---------    ---------    ---------
Consolidated income (loss) from continuing
operations before income taxes:
                                             $    (112)   $   5,784    $      84    $   3,778
                                             =========    =========    =========    =========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(10)     Income Taxes
         ------------

         In the six and three months ended August 31, 1999 the Company recognized a tax benefit of approximately $939,000 and $445,000,respectively, primarily related to federal wind tax credits generated by the Big Spring Facility.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Introduction
------------

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

         Within our Greenpower business, we have three currently operating facilities: in New York City, a 38MW Warbasse cogeneration facility (the "Warbasse facility") and a 286MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"), and in Big Spring, Texas, a 34MW wind energy facility (the "Big Spring facility"). A 215MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project") began commercial operation in September 1999. In addition, we are a 1% general partner in a 6.6MW wind energy project (the "West Texas project"), which began commercial operation at the end of June 1999.

         York's Energy Marketing business has been developed to take advantage of the evolving deregulation in the energy industries. We participate in the natural gas market through our 85% owned subsidiary, North American Energy Conservation, Inc. ("NAEC"). NAEC's natural gas marketing operation is comprised of wholesale and retail marketing.

Liquidity and Capital Resources
-------------------------------

Overview
--------

         The Company finances initial development of its projects' cash needs from its own funds. When a project is determined to be feasible, the Company will generally seek to finance construction through some form of non-recourse project financing. Once a project is operational, any additional capital requirements are expected to be met by the operations of the facility. In addition, the Company may finance future projects through the sale of partial interests or other financing techniques. For example, construction of the West Texas project, as well as a fee to York, have been financed by a capital contribution of the 99% limited partner in this project.

         General corporate and pre-financing project development needs have been and will be met by the cash flow derived from the power projects, from future profits of the energy marketing segment, and in the future if deemed appropriate from existing and new debt or equity sources. In addition, these sources will be used to fund the negative working capital existing at August 31, 1999.

         In order to support NAEC's natural gas marketing business, and all of NAEC's working capital needs, NAEC has a revolving line of credit, currently up to $25,000,000, with Congress Financial Corp., collateralized by NAEC=s receivables and other assets, and guaranteed by York. This line of credit expires December, 1999. It is our intention to renew or replace this line of credit upon expiration. The Company has used this credit line principally to support the electric operations to date, and believes this line of credit and possible future expansions thereof will be sufficient to support the capital and credit needs of NAEC.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


         Although still subject to price, availability and other market fluctuations, as well as credit constraints, the natural gas marketing business has been deregulated for many years. The Company uses put and call options, and futures contracts (AInstruments@) in various combinations, to hedge physical positions in the natural gas business. All of these Instruments are settled in the underlying commodity. The ultimate impact of these Instruments, either positive or negative, will be determined by the prevailing applicable market price at the time of settlement.

Portfolio Bond Financing
------------------------

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

General
-------

         During the six months ended August 31, 1999, cash and cash equivalents decreased approximately $12.9 million. Cash used in operating activities of continuing operations was approximately $12.4 million.
Approximately $5.9 million was used in discontinued operations.

         During the six months ended August 31, 1999, investing activities generated approximately $1 million including approximately $20.2 million spent on construction in progress primarily funded from receipts of approximately $27.6 million from the escrow accounts.

         During the six months ended August 31, 1999, financing activities generated approximately $4.4 million, primarily due to an increase in the net borrowings from the line of credit.

         See Note 7 for disclosure of the impact of significant new accounting pronouncements.

Year 2000 Compliance
--------------------

         In analyzing its Year 2000 ("Y2K") exposure, York has considered the operations of both it and its subsidiaries, as well the operations of the parties with whom they deal. Based on its review to date, and a recently completed review of all significant operations by an independent party, York does not believe that the issue of computer programs and imbedded computer chips being unable to distinguish between the year 1900 and the year 2000 will be material to the Company.

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

         Projects
         --------

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

         The computers used in the Big Spring facility are new, and therefore Y2K compliant. Based on a review of TU Electric's public filings, York does not believe that there will be a material problem arising out of the failure of TU Electric's systems to be Y2K compliant.

         The Trinidad Project was completed in September 1999, and its operations are expected to be Y2K compliant. Based on a review of public filings, Palmark, Inc., who will be providing operating and maintenance services to the Trinidad Project does not appear to have material Y2K problems. York has been unable to ascertain the extent to which the Government of Trinidad will have a Y2K problem. However, York does not anticipate that any Y2K problem on the part of the Government of Trinidad, or T&TEC, will have a material effect on the operations of the Trinidad Project.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NAEC
         ----

         The two principal external computer systems with which NAEC is required to deal are the gas commodity exchanges, which set prices, and the pipeline systems. In the event the gas commodity exchanges are inoperable, this will result in a potential delay in determining the price at which NAEC is buying and/or selling gas, but should not result in the loss of any material net revenues. With respect to the pipeline system, a shutdown of the pipeline system could interrupt gas deliveries. However, NAEC has experience in rerouting gas over alternative pipeline systems. Accordingly, even if a particular pipeline system shuts down, NAEC believes that this will result in no more than a possible delay in delivery of gas by or to NAEC.

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

Results of Operations
---------------------

1999 Compared to 1998
---------------------

         Natural gas sales increased approximately $167 million and $68 million, respectively, when comparing the six and three months ended August 31, 1999 to the six and three months ended August 31, 1998 and cost of natural gas increased approximately $173 million and $72 million, respectively, when comparing the same periods. These increments were due to an increase in the volume of natural gas moved this year versus last year as part of the overall growth strategy and increased per unit transportation costs incurred. Gross margins on the gas business are impacted by changes in unit prices, supply and seasonal factors. In the six months ended August 31, 1999, gross margins have been negatively impacted by a reduced number of suppliers and customers caused by increased credit constraints.

         Power project service revenues and cost of power project services include fuel and other operations and maintenance costs. Revenues increased approximately $3,499,000 and $1,428,000, respectively, and cost of power project services increased approximately $105,000 and decreased approximately $14,000, respectively, when comparing the six and three months ended August 31, 1999 to the six and three months ended August 31, 1998, mainly due to increases of approximately $1,689,000 and $785,000, and $211,000 and $93,000, respectively, as a result of the commencement of operations of the Big Spring project. The amount earned on construction of the West Texas facility (see Note 5) also accounted for an increase in revenues of approximately $1,946,000 and $751,000, respectively, when comparing the above periods.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Selling, general and administrative expenses increased approximately $1,727,000 and $1,073,000, respectively, when comparing the six and three months ended August 31, 1999 to the same periods in the prior year. Of this increase, approximately $839,000 and $348,000 relates to non-cash amortization of the following: (a) an increase of approximately $347,000 and $144,000 as a result of amortization of deferred financing costs due to the Portfolio Bond Financing in August 1998, and (b) an increase of approximately $492,000 and $204,000 due to amortization of the deferred charge resulting from the transfer of a note to minority interests in August 1998. In addition to these non-cash expenses, approximately $888,000 and $725,000 related to new project development, which accounts for the balance of the increase.

         Interest income increased approximately $258,000 and decreased approximately $221,000 when comparing the six and three months ended August 31, 1999 to the six and three months ended August 31, 1998 due to respective levels of cash available for investment. Since the Portfolio Bond Financing closed on August 4, 1998, the impact on the six month comparison is greater than the impact on the three month comparison.

         Interest expense increased approximately $1,370,000 and decreased approximately $16,000 when comparing the six and three months ended August 31, 1999 to the six and three months ended August 31, 1998. The increase for the six months was caused by the same reason as the changes in interest income as noted above. The decrease for the three months was caused by capitalization of interest expense on substantially higher construction costs incurred as of August 31, 1999.

         Other income decreased approximately $284,000 and $35,000, respectively, mainly due to a decrease in royalty fees from BNYLP of approximately $229,000 during the six month period.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                                     PART II
                                     -------






ITEM  1. Legal Proceedings

         None

ITEM  4. Submission of Matters To A Vote Of Security Holders

         The annual meeting of Stockholders of York Research Corporation was held on July 21, 1999.

         At the meeting the following items were voted upon:

                                                                                             ABSTENTIONS
                                                                                              AND BROKER
                              ITEM                   FOR         AGAINST       WITHHELD       NON-VOTES
                              ----                   ---         -------       --------       ---------
                 Election of Directors:
                 Howard F. Sommer                13,429,079                    648,487
                 Harvey W. Schultz               13,428,579                    648,987

                 Ratification of Adoption of
                 1999 Incentive Stock Option
                 Plan                             5,901,116    2,524,256                       140,217

                 Ratification of the
                 appointment of Auditors         13,537,437      356,463                       163,666


ITEM  6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) There were no reports on Form 8-K filed during the three months ended August 31, 1999.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES






                                   SIGNATURES
                                   ----------




Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Dated: October 12, 1999                    /s/ Robert M. Beningson
                                           ------------------------
                                           Robert M. Beningson
                                           Chairman of the Board and
                                           President




Dated: October 12, 1999                    /s/ Michael Trachtenberg
                                           ------------------------
                                           Michael Trachtenberg
                                           Executive Vice President
                                           and Chief Financial and
                                           Accounting Officer