Form 10-Q
period 1999-11-30
YORK RESEARCH CORP
filed 2000-01-18
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                November 30, 1999
                                -----------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                      to
                                -------------------   ------------------------

                           Commission file number 0-72
                                                 ------

                            York Research Corporation
-------------------------------------------------------------------------------
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

     Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                        -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 15,126,284.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  November 30,                 February 28,
                                                                                      1999                        1999
                                                                                  ------------                 ------------
                                                                                   (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                                   $   6,346,701                $  22,993,285
      Trade accounts receivable                                                      94,338,893                  118,527,841
      Income tax refund receivable                                                    2,019,468                    1,601,799
      Other receivables - related parties                                             3,295,593                    2,432,913
      Cash in escrow                                                                 10,781,784                   13,315,468
      Inventory - natural gas                                                         1,993,261                      715,059
      Deferred tax asset                                                              6,836,000                    6,836,000
      Other current assets                                                            5,206,056                    2,106,303
      Net assets of discontinued operations                                           3,864,870                    3,266,864
                                                                                  -------------                -------------
           Total current assets                                                     134,682,626                  171,795,532

Property, plant and equipment, net                                                  133,817,055                      688,451
Long-term receivables - WCTP                                                          5,581,186                    6,657,052
Construction in progress                                                                785,722                   98,399,993
Cash in escrow - long-term                                                                 --                     33,864,069
Long-term notes and interest receivable - WCTP                                       64,911,641                   61,674,510
Intangible assets, net                                                               18,511,783                   19,821,691
Other assets (including advances to employees of $854,990
         and $654,825, respectively)                                                  5,746,460                    8,190,937
                                                                                  -------------                -------------
           Total assets                                                           $ 364,036,473                $ 401,092,235
                                                                                  =============                =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Natural gas accounts payable                                                $  91,710,914                $ 112,789,241
      Line of credit                                                                 27,505,563                   18,150,727
      Project payables                                                               12,401,985                   21,952,531
      Accrued expenses and other payables                                             6,448,997                   13,043,783
      Current portion of deferred revenue                                                  --                      1,981,002
                                                                                  -------------                -------------
           Total current liabilities                                                138,067,459                  167,917,284

Project notes payable                                                               150,000,000                  150,000,000
Other long-term liabilities                                                             772,915                    1,434,789
Deferred revenue and other credits                                                    2,984,250                    3,114,000
Deferred tax liability                                                                7,968,084                   11,503,100
                                                                                  -------------                -------------
           Total liabilities                                                        299,792,708                  333,969,173

Minority interest in partnership                                                      2,654,387                    2,246,362

Commitments and contingencies

Stockholders' equity
      Common stock, Class A, $.01 par value;  authorized 10,000,000
         shares;  none issued                                                              --                           --
      Common stock, $.01 par value;  authorized 50,000,000 shares;
         issued 15,249,408 and 15,018,526 shares, respectively                          152,494                      150,185
      Additional paid-in capital                                                     66,876,432                   65,866,629
      Accumulated earnings (deficit)                                                 (3,454,286)                   1,147,719
                                                                                  -------------                -------------
                                                                                     63,574,640                   67,164,533
      Less:
      Treasury stock, at cost (123,124 shares)                                       (1,409,401)                  (1,409,401)
      Notes receivable - sale of common stock                                          (575,861)                    (818,981)
      Deferred compensation - ESOP                                                         --                        (59,451)
                                                                                  -------------                -------------
           Total stockholders' equity                                                61,589,378                   64,876,700
                                                                                  -------------                -------------
           Total liabilities and stockholders' equity                             $ 364,036,473                $ 401,092,235
                                                                                  =============                =============

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      (Unaudited)                           (Unaudited)
                                                               For the Nine Months Ended            For the Three Months Ended
                                                                        November 30,                        November 30,
                                                               --------------------------           --------------------------
                                                                 1999            1998                  1999             1998
                                                                 ----            ----                  ----             ----
Revenues:
       Natural gas sales                                    $ 800,033,882    $ 584,581,204        $ 279,688,623     $ 231,479,102
       Power project services                                  13,797,731        4,713,101            7,195,044         1,609,753
                                                            -------------    -------------        -------------     -------------
            Total revenues                                    813,831,613      589,294,305          286,883,667       233,088,855
                                                            -------------    -------------        -------------     -------------
Costs of revenues:
       Cost of natural gas                                    801,028,812      576,765,911          280,757,348       229,761,978
       Cost of power project services                           5,843,566        4,689,538            2,661,319         1,616,442
                                                            -------------    -------------        -------------     -------------
            Total costs of revenues                           806,872,378      581,455,449          283,418,667       231,378,420
                                                            -------------    -------------        -------------     -------------
Selling, general and administrative:
       Natural gas                                              1,997,365        2,550,306              683,822           884,848
       Power project services                                   1,951,210        1,063,786              735,348           531,397
       General corporate expenses                               6,401,178        4,551,295            2,337,496         1,879,352
                                                            -------------    -------------        -------------     -------------
            Total selling, general and administrative          10,349,753        8,165,387            3,756,666         3,295,597
                                                            -------------    -------------        -------------     -------------
Other income (expense):
       Interest income - WCTP                                   3,239,548        3,325,418            1,148,438         1,070,902
       Interest income                                          1,127,849        1,555,724              284,339           970,320
       Interest expense                                        (4,782,822)      (3,942,142)          (2,228,182)       (2,757,720)
       Other income                                             4,515,432        4,617,963            1,645,281         1,463,729
       Minority interest in partnership                          (408,024)        (374,874)            (144,551)          (91,102)
                                                            -------------    -------------        -------------     -------------
                                                                3,691,983        5,182,089              705,325           656,129
                                                            -------------    -------------        -------------     -------------
Income (loss) from continuing operations
       before income taxes:
       Natural gas                                             (2,999,833)       5,253,969           (1,755,097)          822,703
       Power project services                                   9,702,476        4,152,884            4,506,252           127,616
       General corporate expenses                              (6,401,178)      (4,551,295)          (2,337,496)       (1,879,352)
                                                            -------------    -------------        -------------     -------------
                                                                  301,465        4,855,558              413,659          (929,033)
Provision (benefit) for income taxes:                          (1,288,588)       1,960,345             (350,000)         (642,700)
                                                            -------------    -------------        -------------     -------------
Income (loss) from continuing operations                        1,590,053        2,895,213              763,659          (286,333)
Discontinued operations
       Loss from discontinued operations                             --         (7,904,600)                --                --
       Estimated loss on disposal (consisting of actual
          operating losses during the phase out period)        (6,192,058)      (1,248,860)          (1,284,264)       (1,248,860)
                                                            -------------    -------------        -------------     -------------
            Total loss from discontinued operations            (6,192,058)      (9,153,460)          (1,284,264)       (1,248,860)
                                                            -------------    -------------        -------------     -------------
Net loss                                                    $  (4,602,005)   $  (6,258,247)       $    (520,605)    $  (1,535,193)
                                                            =============    =============        =============     =============
Earnings (loss) per share - Basic:
       Continuing operations                                $        0.11    $        0.20        $        0.05     $       (0.02)
       Discontinued operations                              $       (0.43)   $       (0.64)       $       (0.08)    $       (0.09)
                                                            -------------    -------------        -------------     -------------
            Total                                           $       (0.32)   $       (0.44)       $       (0.03)    $       (0.11)
                                                            =============    =============        =============     =============
       Weighted average number of common shares used
         in computing basic earnings (loss) per share          14,591,397       14,266,747           14,881,353        14,295,106
                                                            =============    =============        =============     =============
Earnings (loss) per share - Diluted:
       Continuing operations                                $        0.10    $        0.19        $        0.05     $       (0.02)
       Discontinued operations                              $       (0.40)   $       (0.61)       $       (0.08)    $       (0.09)
                                                            -------------    -------------        -------------     -------------
            Total                                           $       (0.30)   $       (0.42)       $       (0.03)    $       (0.11)
                                                            =============    =============        =============     =============
       Weighted average number of common shares and
         common share equivalents used in computing diluted
         earnings (loss) per share                             15,381,461       14,929,087           15,170,440        14,295,106
                                                            =============    =============        =============     =============

    The accompanying notes are an integral part of these financial statements

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                                                         (Unaudited)
                                                                                1999                   1998
                                                                                ----                   ----
OPERATING ACTIVITIES:
Net income from continuing operations                                      $   1,590,053           $   2,895,213
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                            745,903                 246,192
        Deferred taxes                                                        (3,535,016)             (6,921,524)
        Loss on write-off of fixed assets                                           --                    30,788
        Amortization of deferred credits                                        (129,750)               (129,750)
        Amortization of deferred charges                                       1,542,578                 625,577
        ESOP contribution                                                        539,260                 513,725
        Minority interest in partnership                                         408,025              (1,836,240)
        Changes in operating assets and liabilities:
           (Increase) decrease in receivables                                 23,326,268             (73,413,326)
           Net increase in notes receivable, inventory,
             other current assets, and other assets                           (4,356,941)            (13,082,978)
           Net  increase (decrease) in accounts payable, accrued
             expenses, deferred revenue and long-term liabilities            (36,880,853)             86,645,668
           Increase (decrease) in accrued taxes                                 (417,669)                 11,822
                                                                           -------------           -------------
        NET CASH USED IN OPERATING ACTIVITIES
             OF CONTINUING OPERATIONS                                        (17,168,142)             (4,414,833)
                                                                           -------------           -------------

        NET CASH USED IN OPERATING ACTIVITIES OF
             DISCONTINUED OPERATIONS                                          (6,790,064)            (13,634,447)
                                                                           -------------           -------------

INVESTING ACTIVITIES:
        Construction in progress                                             (38,519,929)            (61,698,410)
        Deposits into cash in escrow                                          (8,153,137)           (124,612,000)
        Receipts from cash in escrow                                          44,550,890              46,300,492
        Payment of note receivable                                                  --                   275,000
        Purchase of machinery and equipment                                     (571,606)               (347,272)
                                                                           -------------           -------------
        NET CASH USED IN INVESTING ACTIVITIES                                 (2,693,782)           (140,082,190)
                                                                           -------------           -------------

FINANCING ACTIVITIES:
        Proceeds from Bond Financing                                                --               150,000,000
        Payment of financing costs                                                  --                (4,495,642)
        Payments on capital leases                                               (22,246)                (52,609)
        Net borrowings from line of credit                                     9,354,836              17,239,425
        Amounts received from ESOP                                               630,000                    --
        Proceeds from exercise of stock options and warrants                      42,814                 186,626
                                                                           -------------           -------------
        NET CASH GENERATED BY  FINANCING ACTIVITIES                           10,005,404             162,877,800
                                                                           -------------           -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (16,646,584)              4,746,330

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              22,993,285              10,254,366
                                                                           -------------           -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   6,346,701           $  15,000,696
                                                                           =============           =============

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      General

         In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at November 30, 1999, results of operations for the nine and three months ended November 30, 1999, and 1998, and cash flows for the nine months ended November 30, 1999 and 1998.

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

(2)      Per Share Data

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income (loss) from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the nine and three months ended November 30, 1999 and 1998:

                                                       Nine Months Ended               Three Months Ended
                                                         November 30,                      November 30,
                                               ----------------------------        -----------------------------
                                                  1999              1998              1999              1998
                                               ----------        ----------        -----------       -----------
Weighted average number of common shares
outstanding                                    14,982,680        14,882,486        15,126,284        14,886.385
                                               ----------        ----------        -----------       -----------
Average of unreleased ESOP shares                (391,283)         (615,739)         (244,931)         (591,279)
                                               ----------        ----------        -----------       -----------
Weighted average number of common
shares outstanding - basic                     14,591,397        14,266,747        14,881,353        14,295,106
                                               ----------        ----------        -----------       -----------
Dilution (warrants and options)                   790,064           662,340           289,087               -0-
                                               ----------        ----------        -----------       -----------
Weighted average number of common
shares and common share equivalents
outstanding - diluted                          15,381,461        14,929,087        15,170,440        14,295,106

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         The following chart summarizes the number of options and warrants not included in the computation of diluted earnings per share for the nine and three months ended November 30, 1999 and 1998, as the results would have been antidilutive. The options and warrants expire between April, 2000 and April, 2009.

                                                          Nine Months Ended                        Three Months Ended
                                                            November 30,                              November 30,
                                               -------------------------------------       ------------------------------------
                                                     1999                 1998                  1999                 1998
                                               ---------------       ---------------       --------------       ---------------
  Options and Warrants                            1,588,266             3,571,958             3,493,956            5,527,181
                                               ---------------       ---------------       --------------       ---------------
  Price Range                                  $5.88 to $11.00       $4.50 to $11.00       $4.50 to 11.00       $3.13 to $11.00

(3)      Big Spring Project

         On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a power purchase agreement ("PPA") with Texas Utilities Electric Company. York achieved commercial operation of this wind power project in May 1999 in accordance with the PPA. The facility has a capacity of 34 MW and includes 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines. At November 30, 1999, of the total costs incurred,the total costs capitalized related to the development and construction of this project were approximately $43.5 million, which is reflected in fixed assets.

         The Big Spring project sells all of its renewable energy to Texas Utilities Electric Company under a 15 year contract with two five year renewal options.

(4)      Trinidad Project

         On February 12, 1998, InnCOGEN Limited ("InnCOGEN"), a wholly owned indirect Trinidadian subsidiary of York, signed a PPA with Trinidad and Tobago Electricity Commission ("T&TEC"), the government owned transmission and distribution company, to supply the bulk of the project output under a 30 year contract. The Company constructed a 215 MW natural gas fueled combustion turbine project, which achieved commercial operation in September 1999 in accordance with the PPA. At November 30, 1999, of the total costs incurred, the total costs capitalized related to the development and construction of this project were approximately $89.9 million, which is reflected in fixed assets. Duke/Fluor Daniel constructed the Trinidad facility under a turnkey construction contract. The Trinidad facility utilizes three General Electric turbines.

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

         West Texas LP, is a partnership in which a subsidiary of York is a 1% general partner and Primesouth Inc., a subsidiary of SCANA Corporation, is a 99% limited partner. The Company accounts for its general partner interest on the equity method. Primesouth, Inc. purchased its limited partnership interest for a capital contribution which was used to fund York's construction of the wind turbine facility, as well as to pay York for supervising construction and to reimburse York for certain expenses incurred in developing the project. The total amount earned during the nine months ended November 30, 1999 was approximately $1,946,000. The West Texas wind facility was completed in June 1999, achieved commercial operation and was transferred to its owner.

(6)      Debt Obligations

         (a)      Portfolio Project Bond Financing


         On August 4, 1998, a $150 million, 12%, portfolio project bond financing due October 30, 2007 (the "Bond Financing" or the "Bonds") was completed by York Power Funding (Cayman) Limited ("the Funding Company"), a special purpose unaffiliated limited liability company formed for the purpose of issuing the Bonds. Through the issuance of project notes to the Funding Company, approximately $102 million of the proceeds of the Bond Financing are being used to fund the balance of construction costs on two power projects. The remaining $48 million was used as follows: (a) $15 million was used to fund a debt service reserve fund, (b) $4.5 million was used to fund a contingency reserve subfund,
(c) approximately $3.25 million was used to fund interest during the construction period, (d) $4.5 million was used to fund financing costs related to the offering, and (e) $20.75 million was paid to the Company for general corporate purposes and development activities.


         The terms of the project notes are identical to the terms of the Bonds. The Bond Financing is non-recourse to York and collateralized by all of the assets and future cash flow of the 215MW Trinidad power project and the 34 MW Big Spring windpower project and certain assets and cash flow related to the Brooklyn Navy Yard and Warbasse projects. The book value of the collateralized assets is approximately $190 million at November 30, 1999.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding, on incurring new debt, granting of new liens, declaring cash dividends in excess of $.01 per share, and continuing a business or activity that incurs net losses, as defined. Pursuant to the Bond Financing, the Funding Company was obligated to register the bonds. Failure to register the bonds could result in an additional .5% interest on the bonds and the project notes payable.

         As a result of the Bond Financing, approximately $7,982,000 of deferred financing costs were incurred. These deferred financing costs are being amortized over the life of the Bond Financing. Accumulated amortization through November 30, 1999 was approximately $1,081,000.

         (b)      Line of Credit


         In November 1999, North American Energy Conservation, Inc. ("NAEC") amended its loan and security agreement with Congress Financial Corporation. The revolving line of credit was increased from $25 million to $30 million, which is collateralized by NAEC's assets, and further guaranteed by the Company. The line of credit, which expires in November 2001, bears interest at one half percent per annum over the prime rate. At November 30, 1999 and February 28, 1999, the loan payable was approximately $27.5 million and $18.2 million, respectively. The amount available under this line of credit is based on net qualified accounts receivable. Under the line of credit, NAEC is required to meet certain covenants including minimum net worth.


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


         In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that SFAS 133 may have on the Company's consolidated financial statements and disclosures.


         Recently, the Emerging Issues Task Force of the Financial Accounting Standards Board reached consensus on Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities" ("EITF 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998 and requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The Company has determined that based on its operations EITF 98-10 does not apply.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      Discontinued Operations

         NAEC Electric Marketing Business

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


         As a result, in August 1998, York determined that NAEC should discontinue the electric marketing business due to the volatility, lack of liquidity and unacceptable risk parameters. Operations have ceased as of December 31, 1999, when all remaining commitments had been fullfilled.


         The operations of the electric marketing business are reflected as discontinued operations for all periods presented. The operating results of the discontinued operations are summarized as follows:

                                    For the Nine Months Ended                    For the Quarter Ended
                                          November 30,                                November 30,
                                  --------------------------------           ---------------------------------
                                     1999                 1998                  1999                 1998
                                     ----                 ----                  ----                 ----
Revenues                          $ 55,973,668         $215,044,841          $ 14,898,341         $  53,153,448
                                  ------------         ------------          ------------         -------------
Loss before tax benefit             (9,192,058)         (16,642,655)           (2,919,280)           (2,270,654)
                                  ------------         ------------          ------------         -------------
Tax benefit                         (3,000,000)          (7,489,195)           (1,635,016)           (1,021,794)
                                  ------------         ------------          ------------         -------------
Net loss                         ($  6,192,058)       ($  9,153,460)        ($  1,284,264)       ($   1,248,860)
                                  ------------         ------------          ------------         -------------

         Net assets and liabilities of the electric marketing business consist mainly of trade accounts receivable and trade accounts payable.

         The line of credit (See Note 6b) was utilized in Fiscal 1999 and subsequent to principally finance losses incurred by the discontinued operations. Accordingly, interest expense of approximately $907,000 and $447,000 has been allocated to discontinued operations in the nine and three months ended November 30, 1999, respectively, and $655,000 and $362,000 was allocated in the nine and three months ended November 30, 1998, respectively.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At November 30, 1999 and February 28, 1999, included in net assets and net liabilities from discontinued operations is a net amount receivable of approximately $3.7 million. NAEC is suing the debtor to recover the amounts receivable, and NAEC is being countersued by the debtor for matters relating to the obligation to deliver power. The Company believes the amounts are fully recoverable, and no amounts are expected to be paid under the countersuit.

(9)      Segment Information

          The Company has two reportable segments: Greenpower and Energy Marketing.

         The Greenpower segment conducts business by developing, constructing and operating cogeneration and wind energy facilities. The Company operates two cogeneration facilities in New York City, and owns and operates a wind energy facility in Big Spring, Texas, which began to generate revenues in December 1998 and a natural gas fueled power project in the Republic of Trinidad and Tobago which started generating revenues in September 1999. The customers for these projects are major utilities.

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

         Assets in foreign countries at November 30, 1999 were approximately $89.3 million, and are located in the Republic of Trinidad and Tobago. Revenues from foreign operations in Trinidad were approximately $4.6 million for the nine and three months ended November 30, 1999.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Segment information for continuing operations for the nine and three months ended November 30, 1999 and 1998 is as follows (in thousands of dollars):

                                                           For the Nine Months Ended                For the Three Months Ended
                                                                 November 30,                               November 30,
                                                         ----------------------------              -----------------------------
                                                           1999                 1998                 1999                 1998
                                                           ----                 ----                 ----                 ----
Revenues from external customers:
Energy Marketing                                         $800,034             $584,581             $279,689              $231,479
Greenpower                                                 13,798                4,713                7,195                 1,610
                                                         --------             --------             --------              --------
Total Revenues                                           $813,872             $589,294             $286,884              $233,089
                                                         --------             --------             --------              --------

Intersegment revenues:
Energy Marketing                                         $    284                    0                    0                     0
                                                         --------             --------             --------              --------
Total intersegment revenues                              $    284             $      0             $      0             $       0
                                                         --------             --------             --------              --------

Income (loss) from continuing operations before
income taxes:
Energy Marketing                                         $ (3,000)            $  5,254             $ (1,755)            $     823
Greenpower                                                  9,702                4,153                4,506                   127
General corporate expenses                                 (6,401)              (4,551)             (2,337)                (1,879)
                                                         --------             --------             --------              --------
Consolidated income (loss) from continuing
operations before income taxes:                          $    301             $  4,856            $    414              $    (929)
                                                         --------             --------             --------              --------

(10)     Income Taxes

         In the nine and three months ended November 30, 1999 the Company recognized a tax benefit of approximately $1,389,000 and $450,000,respectively, primarily related to federal wind tax credits generated by the Big Spring Facility.

         The Internal Revenue Service is in the process of examining the York Research Corporation consolidated federal income tax return for the fiscal year ended February 28, 1997.

(11)     Potential Refinancing

         The Company has been in serious discussions relating to refinancing its existing bonds which would include the sale of certain assets or portions thereof. Although certain aspects of the potential transactions have been reduced to written contracts there is a significant amount of due diligence and negotiation remaining to be accomplished and significant open conditions precedent. There can be no assurance that any transaction will be completed and no assessment of the impact on the Company's financial statements can yet be made. Management of the Company believes that if the Company is able to complete a transaction which restructures the Company's bonds, it would improve the Company's access to available cash flow and its ability to support new project development.

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

         York's Energy Marketing business has been developed to take advantage of the evolving deregulation in the energy industries. The Company participates in the natural gas market through its 85% owned subsidiary, North American Energy Conservation, Inc. ("NAEC"). NAEC's natural gas marketing operation is comprised of wholesale and retail marketing.

Liquidity and Capital Resources

Overview

         The Company finances initial development of a projects' cash needs from its own funds. When a project is determined to be feasible, the Company will generally seek to finance construction through some form of non-recourse project financing. Once a project is operational, any additional capital requirements are expected to be met by the operations of the facility. In addition, the Company may finance future projects through the sale of partial interests or other financing techniques. For example, construction of the West Texas project, as well as a fee to York, have been financed by a capital contribution of the 99% limited partner in this project.


         General corporate and pre-financing project development needs have been and will be met by the cash flow derived from the power projects, and in the future if deemed appropriate from existing and new debt or equity sources. In addition, these sources will be used to fund the negative working capital existing at November 30, 1999.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In order to support NAEC's energy business, and NAEC's working capital needs, NAEC has a revolving line of credit, currently up to $30 million, with Congress Financial Corp., collateralized by NAEC's receivables and other assets, and guaranteed by York. This line of credit expires November 2001. The company has used this credit line principally to support the electric operations to date.


         The natural gas marketing business has been deregulated for many years. The industry has seen a consolidation recently in the number of companies participating, especially in the regions in which NAEC is active. This consolidation and the recent experiences in electric marketing have caused significant increases in credit constraints throughout the industry which are making greater demands on NAEC's capital resources and are making it more difficult to obtain supplies of natural gas at reasonable prices. NAEC has met all of its commitments to date and believes it can continue to do so. There can be no assurance, however, that the issues discussed will not negatively impact NAEC in a significant manner in the future.



         The Company uses put and call options, and futures contracts ("Instruments"), where possible, in various combinations, to hedge physical positions in the natural gas business. All of these Instruments are settled in the underlying commodity. The ultimate impact of these Instruments, either positive or negative, will be determined by the prevailing applicable market price at the time of settlement.


Portfolio Bond Financing

         On August 4, 1998, a $150,000,000, 12% portfolio bond financing due October 30, 2007 was completed. Through the issuance of project notes to a funding company, this financing provided approximately $102 million toward construction and completion of the Big Spring and Trinidad projects, funded a debt service reserve of approximately $15 million, interest during construction and other costs of approximately $12.25 million, as well as provided approximately $20.75 million for general corporate purposes and development activities. This financing was underwritten by CS First Boston and is non-recourse to York but is secured by certain assets and cash flow related to the BNY and Warbasse facilities, as well as all of the cash flow and assets of the Big Spring and Trinidad projects. (see note 11)

General

         During the nine months ended November 30, 1999, cash and cash equivalents decreased approximately $16.6 million. Cash used in operating activities of continuing operations was approximately $17.2 million. The cash used was primarily due to a decrease of accounts payable which was partially offset by a decrease in accounts receivable. Approximately $6.8 million was used in discontinued operations.

         During the nine months ended November 30, 1999, cash used in investing activities was approximately $2.7 million including approximately $38.5 million spent on construction in progress primarily funded from the net increase of approximately $36.4 million from the escrow accounts.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the nine months ended November 30, 1999, financing activities generated approximately $10 million primarily due to an increase in borrowings from the line of credit.

         See Note 7 for disclosure of the impact of significant new accounting pronouncements.

Year 2000 Compliance

         In analyzing its Year 2000 ("Y2K") exposure, York has considered the operations of both it and its subsidiaries, as well the operations of the parties with whom they deal. Based on its review to date, and a recently completed review of all significant operations by an independent party, nothing has come to our attention that would indicate that the issue of computer programs and imbedded computer chips being unable to distinguish between the year 1900 and the year 2000 will be material to the Company.


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

         With respect to the Wind Power Project, although there are no capacity payments, that contract specifies minimum payments each year, with overpayments to be made up by subsequent production. Accordingly, even if there is an interruption in delivering power in the Wind Project, York does not believe it will have a material effect on its revenues or operations. Nothing has come to our attention of any interruptions to date.

         The computers used in the Big Spring facility are new, and therefore Y2K compliant. There were no material problems arising out of the failure of TU Electric's systems to be Y2K compliant.

         The Trinidad Project was completed in September 1999, and its operations are expected to be Y2K compliant. Based on a review of public filings, Palmark, Inc., who will be providing operating and maintenance services to the Trinidad Project does not appear to have material Y2K problems. York has been unable to ascertain the extent to which the Government of Trinidad will have a Y2K problem. However, York did not experience any Y2K problem on the part of the Government of Trinidad, or T&TEC, that had a material effect on the operations of the Trinidad Project and presently there have not been any reported Y2K problems.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The BNY facility and the Warbasse facility have both previously been in commercial operation. There were no material Y2K compliance issues. Based on a review of public filings of Con Edison, the main customer of each of these Projects, and Palmark, which provides the BNY facility with operating and maintenance services, York does not anticipate there will be a material Y2K compliance issue resulting from Con Edison or Palmark.

         York engages in development activities for new projects, and provides administrative and other services to certain of its subsidiaries. There were no material Y2K compliance issues.

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

         There have not been any material Y2K compliance issues with NAEC's internal computer systems. In addition, NAEC has made inquiries of its material customers and suppliers as to their Y2K compliance. Based on responses received, NAEC does not believe that its material customers and suppliers will have any material Y2K compliance issues which could affect NAEC.

Results of Operations

1999 Compared to 1998

         Natural gas sales increased approximately $215 million and $48 million, respectively, when comparing the nine and three months ended November 30, 1999 to the nine and three months ended November 30, 1998 and cost of natural gas increased approximately $224 million and $51 million, respectively, when comparing the same periods. These increments were due to an increase in the volume of natural gas moved this year versus last year and increased per unit transportation costs incurred. Gross margins on the gas business are impacted by changes in unit prices, supply and seasonal factors. In the nine and three months ended November 30, 1999, gross margins have been negatively impacted by a reduced number of suppliers and customers and increased credit constraints.

         Power project service revenues include the sale of electric energy to utility customers in the case of the Big Spring and Trinidad projects. These revenues also include power project services such as engineering services, fuel procurement and other services. Cost of power project services revenues include fuel, payroll, and other operations and maintenance costs. Revenues increased approximately $9,085,000 and $5,585,000, respectively, and cost of power project services increased approximately $1,154,000 and $1,045,000, respectively, when comparing the nine and three months ended November 30, 1999 to the nine and three months ended November 30, 1998, as a result of the commencement of operations of Big Spring in December 1998, West Texas in June 1999 and Trinidad in September 1999.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Big Spring project earned revenues of approximately $2,638,000 and $949,000, respectively, and incurred costs of approximately $285,000 and $74,000, respectively, for the nine and three months ended November 30, 1999. The Trinidad project earned revenues of approximately $4,585,000 and incurred costs of approximately $931,000 for both the nine and three months ended November 30, 1999. The Trinidad project has no fuel risk because the government provides all the fuel utilized by the project. The amount earned on construction of the West Texas facility (see note 5) also accounted for an increase in revenues of approximately $1,946,000 for the nine months ended November 30, 1999.

         Selling, general and administrative expenses increased approximately $2,184,000 and $461,000, respectively, when comparing the nine and three months ended November 30, 1999 to the same periods in the prior year. This increase is comprised of the following: (a) expenses incurred by the Energy Marketing segment decreased approximately $553,000 and $201,000 due to lower professional, consulting and other fees. (b) expenses incurred by the Greenpower segment increased approximately $887,000 and $204,000. There was an increase of approximately $395,000 for the nine months ended November 30, 1999 due to amortization of deferred financing costs due to the Portfolio Bond Financing in August 1998. The balance of these increases primarily related to new project development. (c) general corporate expenses increased approximately $1,850,000 and $458,000. There was an increase of approximately $492,000 for the nine months ended November 30, 1999 due to amortization of certain deferred charges related to the Portfolio Bond Financing. The balance of these increases primarily related to professional and consulting fees and additional amounts spent on payroll and employee benefits as a result of additional personnel.

         Interest income decreased approximately $428,000 and $686,000 when comparing the nine and three months ended November 30, 1999 to the nine and three months ended November 30, 1998 due to decreased levels of cash available for investment resulting principally from construction of the Trinidad and Big Spring projects.

         Interest expense increased approximately $841,000 and decreased approximately $530,000 when comparing the nine and three months ended November 30, 1999 to the nine and three months ended November 30, 1998. The increase for the nine months was caused by the greater impact of the Portfolio Bond Financing which closed on August 4, 1998, net of interest capitalized on construction costs incurred. The decrease for the three months was caused by capitalization of interest expense on substantially higher construction costs incurred as of November 30, 1999.

         Other income decreased approximately $103,000 and increased approximately $182,000 when comparing the nine and three months ended November 30, 1999 to the same periods in the prior year. These changes were primarily due to a decrease in royalty fees from BNYLP of approximately $72,000 during the nine month period and an increase in these fees of approximately $157,000 for the three month period.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                     PART 11

         ITEM 1.  Legal Proceedings

                  None

         ITEM 6.  Exhibits and reports on Form 8-K

                  (a)      Exhibits

                           None

                  (b) There were no reports on Form 8-K filed during the three months ended November 30, 1999.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES






                                   SIGNATURES




Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Dated: January 18, 2000                      /s/Robert M. Beningson
                                             ----------------------
                                             Robert M. Beningson
                                             Chairman of the Board and
                                             President




Dated: January 18, 2000                      /s/ Michael Trachtenberg
                                             ------------------------
                                             Michael Trachtenberg
                                             Executive Vice President
                                             and Chief Financial and
                                             Accounting Officer