Form 10-K
period 2000-02-28
YORK RESEARCH CORP
filed 2000-06-12
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                   February 28, 2000
                           ------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                        to
                                -----------------         ------------------
                          Commission file number         0-72
                                                   ------------------

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
Securities registered pursuant to Section 12(b) of the Act: -------------------

                                                      Name of each exchange
     Title of each class                               on which registered

            None
    ---------------------

Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 9, 2000 was as follows:

                  Common Stock, $.01 par value - $ 25,038,266

         The aggregate market value of the voting stock held by affiliates and non-affiliates of the Registrant as of June 9, 2000 was as follows:

                   Common Stock, $.01 par value - $ 29,279,562

    (Based on a closing price of $1.9375 for the common stock on such date.)

         The number of shares outstanding of the Registrant's classes of common stock, as of June 9, 2000:

                 Common Stock, $.01 par value 15,112,032 shares

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         This Report, including certain statements in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words "believe", "anticipate", "intend", "plan", "seek", "will be", "expects", "estimates", "projects" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statements. Certain of these risks include changes in the markets in which the Company operates, price volatility, interest rate volatility, construction risks, currency risks (in the case of offshore projects and procurement), disturbances in the capital markets which interfere with the Company's ability to finance its projects, changes in applicable regulations, or change in supply or demand for energy and energy projects, as well as possible adverse consequences resulting from the Chapter 11 filing of NAEC, claims by creditors of NAEC against the Company and the sale or refinancing of certain of the Company's assets. See Item 1.A. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objective and plans of the Company will be achieved.

                                     PART I

ITEM 1                              BUSINESS
------                              --------



A.       General

         York Research Corporation (together with its subsidiaries, "York", the "Company" or "we") is a developer, owner and marketer of environmentally friendly ("Greenenergy") projects and products. Through our subsidiaries, partnerships, joint ventures and affiliates, we are in the business of developing, constructing and operating energy production facilities, including those that utilize natural gas as fuel to produce thermal and electric power ("cogeneration"), and renewable energy projects that convert wind energy into transmittable electric power (collectively, "Greenpower").

         Within our Greenpower business, we have five currently operating facilities: in New York City, a 38 Megawatt ("MW") Warbasse cogeneration facility (the "Warbasse facility") and a 286 MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"), in Big Spring, Texas a 34 MW wind energy facility (the "Big Spring facility") and a 6.6 MW wind energy project (the "West Texas project") and a 225 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project"). Other power projects, both domestic and international, are in earlier stages of development.

         York's Greenpower project development strategy is to increase development activities selectively around the world, giving priority to negotiated rather than publicly bid opportunities. We believe that the market for wind energy projects will grow as wind power becomes increasingly competitive as a source of energy, as a function of its price and environmental benefits.

         On August 4, 1998, a $150,000,000, 12% portfolio bond financing due October 30, 2007 was completed. This financing provided funding for construction and completion of the Big Spring facility and the Trinidad project, and other bond related costs, and future development activities. This financing was underwritten by CS First Boston and is non-recourse to York but is secured by certain assets and cash flow related to the BNY and Warbasse facilities, as well as all of the cash flow and assets of the Big Spring facility and Trinidad project. Construction of these projects has been completed and they are in commercial operation.

      On March 2, 2000 North American Energy Conservation, Inc. ("NAEC"), an 85% owned subsidiary of the Company, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with The United States Bankruptcy Court for the Southern District of New York. Reference is made to the Company's Current Report on Form 8-K dated March 2, 2000 for a description of the background and circumstances surrounding the NAEC filing. As of February 28, 2000, the Company accounted for the NAEC wholesale and retail natural gas marketing business as a discontinued operation, as well as the electric marketing business, which was discontinued previously. On April 20, 2000 NAEC sold its retail natural gas marketing business to Amerada Hess Corporation (See Note 17).

         As of March 2, 2000 NAEC estimated that the total third party obligations that would be the subject of the Chapter 11 proceedings approximated $66 million. Of this amount approximately $25.6 million represents liquidated damages alleged to be owed to certain gas suppliers. York has guaranteed approximately $37 million of such $66 million total pre-petition debt of NAEC. York and NAEC are conducting ongoing discussions with both the guaranteed and non-guaranteed creditor groups in an effort to seek to arrive at a consensual method of liquidating the liabilities.

         York has retained Credit Suisse First Boston ("CSFB") to help explore strategic financing alternatives for selected York domestic and international power projects. If these efforts are successful, York expects to utilize a portion of the net proceeds (after redeeming the existing $150,000,000 senior secured portfolio bonds, see Note 11) to fund all or part of its NAEC related liabilities and the balance to fund continuing project development and for general corporate purposes.

          There can be no assurance that the discussions referred to above being conducted with the creditor groups will culminate in an agreement to resolve NAEC's liabilities or York's obligations with respect to such liabilities. There also can be no assurance that CSFB's efforts on behalf of the Company will be successful. See Item 3 below as to litigation involving the NAEC creditors, and
Item 7.

         All note references are to the Notes to the Consolidated Financial Statements.

B.       Greenpower

         See Item 1.A for information as to the possible sale, refinancing or restructuring of certain York power projects.

         1.       Big Spring Renewable Energy Facility

         On October 21, 1997, York acquired 100% of the partnership interest in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a power purchase agreement ("PPA") with Texas Utilities Electric Company ("TU Electric").

         York began commercial operation of this wind power project in May 1999 in accordance with the PPA. The facility has a capacity of 34 MW and includes 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines ("V-66 turbines").

         2.       Trinidad Project

         On February 12, 1998, InnCOGEN Limited ("InnCOGEN"), a wholly owned indirect Trinidadian subsidiary of York, signed a 30 year PPA with Trinidad and Tobago Electricity Commission ("T&TEC"), the government owned transmission and distribution company, under which T&TEC will purchase the bulk of the project output. The Company constructed a 225 MW natural gas fueled combustion turbine project which achieved commercial operation in September 1999 in accordance with the PPA. Fixed capacity payments, primarily tied to U.S. inflation rates, constitute the majority of project revenues. T&TEC has the obligation to supply and pay for fuel for the project, thereby eliminating InnCOGEN's fuel risk on the project. T&TEC's obligations under the PPA are supported by a guarantee of the Trinidad government. The Trinidad project may also supply energy to several proposed new industrial developments. The Trinidad facility utilizes three General Electric turbines.

         3.       West Texas Renewable Energy Project

         On February 26, 1999 a second PPA was signed with TU Electric for 6.6 MW of capacity from a wind energy facility to be located on property adjacent to the Big Spring facility.

         The Company has developed and is operating this second facility, which is owned by a partnership of York and Primesouth, Inc. The new contract requires TU Electric to buy all of the power generated by the four V-66 turbines, the largest in North America, for 15 years plus options for two additional five-year periods, in a similar manner to the Big Spring facility. Power from the new program will be dedicated for use in Waco, Texas, as part of a renewable energy program called "TU Renew" being offered to customers of TU Electric/Lone Star Gas.

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

         5.       Brooklyn Navy Yard Cogeneration Facility

         Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), is owned equally by a subsidiary of Edison Mission Energy ("Mission"), which is an indirect wholly owned subsidiary of Edison International, and B-41 Associates L.P. ("B-41LP") an entity in which York holds an indirect 74.7% equity interest (see Item 1.C). BNYLP was formed to develop, construct, finance, own and operate the 286 MW natural gas fired combined cycle BNY Facility.

         The facility has been operational since 1996 and supplies Con Ed with both electricity and steam under a 40-year contract. Steam is delivered to Con Ed's New York City district steam system, the world's largest, through a tunnel under the East River. The BNY facility currently provides more than 15% of Con Ed's total steam in New York City. Electric energy delivered represents about 3% of peak power demand in the service territory. The facility also supplies energy to the host industrial park and to an adjacent waste water facility.

         6.       Other Greenpower and Renewable Energy Projects Under
                  Development

         We have been funding development work on a variety of large and small potential projects in the United States and internationally. There can be no assurances that any of these projects will be completed or successful.

         7.       Discontinued Operations

         As of February 28, 2000, York accounted for the NAEC wholesale and retail natural gas marketing business as a discontinued operation, in addition to the previously discontinued electric marketing business. See Items 1.A and 3 for information about NAEC's Chapter 11 filing and claims against York relating to NAEC.

C.       Subsidiaries, Partnerships and Joint Ventures

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

         Cogen holds a 22% limited partnership in B-41LP resulting from assignment of a 40 MW PPA to B-41LP.

         York holds a 90% limited partnership interest in York Cogen Partners L.P. ("YCP"), which in turn holds a 53% limited partnership interest in B-41LP resulting from assignment of a 90 MW PPA to B-41LP.

         RV Associates L.P. ("RVA"), an entity indirectly controlled by York's Chairman, holds a 5% general partnership interest and a 15% limited partnership interest in B-41LP, resulting from assignment of a 40 MW PPA to B-41LP, assumption of certain partnership liabilities and acceptance of a reduced share of development fees and reimbursements.

         A portion of B-41LP's partnership interest in BNYLP has been pledged as collateral to unaffiliated third parties to secure certain obligations of B-41LP.

         York, through wholly owned subsidiaries, some of which are offshore, owns 100% of the Big Spring facility and the Trinidad project.

         WCTP is a limited partnership whose 25% general partner is RRR'S Ventures Ltd. ("RRR'S"). York's Chairman is president and a shareholder in RRR'S. Entities unaffiliated with York or RRR'S own an aggregate of 75% limited partnership interest in WCTP. RRR'S also holds a 10% general partnership interest in YCP.

         The West Texas Renewables Limited Partnership is a partnership whose 1% general partner is a subsidiary of York, and whose 99% limited partner is Primesouth, Inc.

         York continues to own 85% of NAEC, which is in Chapter 11. See Items 1.A and 3.

D.       Backlog

         We do not currently calculate backlog because the revenue streams are dependent upon a number of variable factors such as inflation, fuel prices and electric utility rates and utilizations.

E.       Patents and Trademarks

         We have no patents or trademarks that can be considered material to our businesses.

F.       Research and Development

         Since research and development costs are not significant, we do not account separately for these costs.

G.       Raw Materials and Suppliers

         We are not dependent on any single source of supplies or services for our activities. Certain of the facilities enter into long-term contracts with suppliers; however alternative sources are typically available.

H.       Marketing

         We market our projects and products through a dedicated sales staff, supplemented by our technical support personnel and management personnel, and by consultants internationally.

I.       Employees

         As of May 1, 2000, we employed 35 people on a full-time basis. Most of our executives are technically trained and actively engaged in the project development and sales areas.

J.       Competition

         There are many companies with access to greater financial resources that are active in various aspects of our energy business. These companies will continue to compete in the energy marketplace. We cannot assess the effect of competition in the future.

K.       Customers

         During fiscal 2000, substantially all of the revenues were derived from operating power projects. Each of the power projects is dependent on one customer, typically a utility, for substantially all of its revenues.

L.       Environmental Matters

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

M.       Regulation

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

         One of the criteria for QF status is that a total of no more than 50 percent of the equity interests may be owned by one or more companies that are electric utility holding companies under the Public Utility Holding Company Act of 1935 ("PUHCA"). Under PUHCA, an entity which owns 10 percent or more of the voting securities of, or otherwise controls an electric utility company, is an electric utility holding company. An electric utility holding company is defined in PUHCA to mean a company that owns or operates physical facilities for the generation, transmission or distribution of electricity for sale. QFs are expressly exempt from this definition, and the Company therefore is not a public utility holding company by virtue of its interests in QFs.

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

         The Big Spring facility has been self-certified as a QF. The Federal Energy Regulatory Commission granted EWG status to the Trinidad project and the West Texas Renewable Energy project.

ITEM 2                             PROPERTIES
------                             ----------

         We lease our facilities. We consider our facilities to be suitable and adequate for the purposes for which they are used.

                                             Square
                                             Footage               Use
                                             -------               ---

Entity/Location
York Research Corporation
280 Park Avenue                                (1)                Office
New York, New York

Subsidiaries
Cogeneration Technologies, Inc.                (1)                Office
280 Park Avenue
New York, New York



 (1)  Total square footage shared by York and Cogen at this location is 16,700.

         Each of the power facilities and projects located in Big Spring, Texas and Trinidad, leases the land on which it is located from a third party.


ITEM 3                        LEGAL PROCEEDINGS
------                        -----------------

         On March 2, 2000, NAEC filed a voluntary petition for Chapter 11 Bankruptcy in the United States Bankruptcy Court for the Southern District of New York. That action is still pending. Reference is made to the Company's Current Report on Form 8-K dated March 2, 2000 for a description of the background and circumstances surrounding the NAEC filing. As a result of the bankruptcy filing, all actions against NAEC are stayed.

         Certain liabilities of NAEC have been guaranteed by the Company and in consequence, NAEC creditors holding Company guarantees have formed an ad hoc committee, which in turn has retained counsel and a financial advisor. The Company is currently negotiating with the ad hoc committee with respect to a possible settlement of the guaranteed obligations to be made out of the proceeds of the sale or refinancing of certain of the company's assets, See Item 1.A above. While most of the creditors holding guarantees are informally standing still pending the outcome of settlement discussions, three of such creditors have instituted litigation. Pursuant to stipulations between the Company and each of the plaintiffs, the Company has not yet been required to file any answer or response, the times for which have been extended by mutual agreement.

         Three creditors of NAEC have instituted litigation against the Company, as follows:

         1. CNG Field Services Company and CNG Transmission Corporation, Plaintiffs against York Research Corp., Defendant, pending in the Supreme Court of the State of New York, County of New York, claiming damages of $3,416,686.99, plus interest.

         2. PG&E Energy Trading - Gas Corporation vs. York Research Corporation, in the District Court of Harris Texas, 133rd Judicial District. The Complaint does not allege any specific amount of damages, but claims actual damages, attorneys' fees, interest and court costs.

         3. El Paso Merchant Energy - Gas L.P., Plaintiff vs. York Research Corporation, Defendant, in the District Court of Harris County, Texas, 157th Judicial District, claiming damages of $4,790,934.29 plus interest, attorneys' fees and court costs.




ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

         None

                                     PART II

                       MARKET FOR THE REGISTRANTS COMMON STOCK
ITEM 5                   AND RELATED SECURITY HOLDER MATTERS
------                  -------------------------------------



         Our common stock is traded on the NASDAQ National Market System under the symbol "YORK". The following table shows the range of high and low closing sales prices for the common stock.

                                                      High               Low
                                                      ----               ---

Fiscal Year 2000
----------------
First Quarter                                       7-5/16              4-1/2
Second Quarter                                      6-9/16              4-1/2
Third Quarter                                       4-31/32             3-5/8
Fourth Quarter                                       4-7/8             3-5/32

Fiscal Year 1999
----------------
First Quarter                                          8                6-7/8
Second Quarter                                         7               4-3/16
Third Quarter                                       5-1/16              3-1/4
Fourth Quarter                                      5-5/16             3-3/16



         On May 12, 2000, we had 359 holders of record of our common stock. We have not declared any common stock or cash dividends during the last five years and have no present intention to declare cash dividends. Pursuant to a covenant under the portfolio bond financing, York agreed to limit annual cash dividends to $.01 per share.

ITEM 6                      SELECTED FINANCIAL DATA
------                      -----------------------
                (in thousands of dollars, except per share data)

                                                                               For the Year Ended
                                                                               ------------------
                                                    2/28/00        2/28/99       2/28/98          2/28/97       2/28/96
                                                    -------        -------       -------          -------       -------
Total Revenues                                   $    22,533     $    6,238     $  13,787         $19,756     $   14,392
                                                 ===========     ==========     =========         =======     ==========

Income (loss)from continuing operations          $     3,585    ($    1,217)    $   4,134         $ 6,861     $    4,018
                                                 ===========     ==========     =========         =======     ==========

Net income (loss)                               ($    31,142)    ($   5,990)    $  12,044         $ 7,518     $    4,018
                                                 ===========     ==========     =========         =======     ==========

Earnings (loss) per share - Basic:
    From continuing operations                   $     0. 24     ($    0.09)    $    0.29         $  0.54     $     0.34
                                                 ===========     ==========     =========         =======     ==========

    Total                                       ($      2.12)    ($    0.42)    $    0.86         $  0.59     $     0.34
                                                 ===========     ==========     =========         =======     ==========

Earnings (loss) per share - Diluted:
    From continuing operations                   $      0.23     ($    0.09)    $    0.27         $  0.46     $     0.32
                                                 ===========     ==========     =========         =======     ==========

    Total                                       ($      2.03)    ($    0.42)    $    0.77         $  0.49     $     0.32
                                                 ===========     ==========     =========         =======     ==========


Total assets                                     $   269,886     $  266,101     $ 134,139         $92,669     $   67,842
                                                 ===========     ==========     =========         =======     ==========

Limited recourse long-term
   liabilities                                   $   150,000     $  150,000     $       0         $29,283     $   28,959
                                                 ===========     ==========     =========         =======     ==========

Other long-term liabilities                      $       655     $    1,300     $     744         $   674     $      685
                                                 ===========     ==========     =========         =======     ==========

Deferred revenue and other
   credits                                       $     2,941     $    3,114     $   3,287         $ 3,460     $    3,460
                                                 ===========     ==========     =========         =======     ==========

Stockholders' equity                             $    36,003     $   64,877     $  63,747         $46,167     $   32,308
                                                 ===========     ==========     =========         =======     ==========

Cash dividends declared
   per common share                              $         0     $        0     $       0         $     0     $        0
                                                 ===========     ==========     =========         =======     ==========


Note: All years presented reflect the natural gas and electric marketing businesses as discontinued operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------          ------------------------------------------------

Introduction

         The Company's business is Greenpower, which includes developing, constructing and operating Greenenergy production facilities, including those that utilize natural gas as fuel to produce thermal and electric power ("cogeneration") or renewable energy projects primarily converting wind energy into transmittable electric power.

         Within our Greenpower business, we have five currently operating facilities: in New York City, a 38MW Warbasse cogeneration facility (the "Warbasse facility") and a 286MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"), in Big Spring, Texas, a 34MW wind energy facility (the "Big Spring facility") and a 6.6MW wind energy facility (the "West Texas project") and a 225 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project")

         On March 2, 2000 North American Energy Conservation, Inc. ("NAEC"), an 85% owned subsidiary of the Company, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As of February 28, 2000, the Company accounted for NAEC's wholesale and retail natural gas marketing business as a discontinued operation, as well as the electric marketing business, which was discontinued previously. On April 20, 2000 NAEC sold its retail natural gas marketing business to Amerada Hess Corporation (see Note 17A).

         See Note 3 for disclosure of the impact of significant new accounting pronouncements.

Liquidity and Capital Resources

Overview

         The Company finances initial development of its projects' cash needs from its own funds. When a project is determined to be feasible, the Company will generally seek to finance construction through some form of non-recourse project financing. Once a project is operational, any additional capital requirements are expected to be met by the operations of the facility. In addition, the Company may finance future projects through the sale of partial interests or other financing techniques. For example, construction of the West Texas project was financed by a capital contribution of the limited partner in this project.

         General corporate, pre-financing project development and negative working capital needs have historically been met by the cash flow derived from the power projects. However, unless the Company is successful in the restructuring described below, there can be no assurance that it will have sufficient working capital to meet its obligations.

         As of March 2, 2000 NAEC estimated that the total third party obligations that would be the subject of the Chapter 11 proceedings approximated $66 million. Of this amount approximately $25.6 million represents liquidated damages alleged to be owed to certain gas suppliers. York has guaranteed approximately $37 million of such $66 million total pre-petition debt of NAEC. York and NAEC are conducting ongoing discussions with both the guaranteed and non-guaranteed creditor groups in an effort to seek to arrive at a consensual method of liquidating the liabilities. The Company is seeking to settle these obligations through a combination of cash and equity securities.

         Reference is made to the Company`s Current Report on Form 8-K dated March 2, 2000 for a complete description of the background and circumstances surrounding the NAEC filing. As a result of the Chapter 11 filing, all actions against NAEC are stayed.

         York has retained Credit Suisse First Boston ("CSFB") to help explore strategic financing alternatives for certain York domestic and international power projects. If these efforts are successful, York expects to utilize a portion of the net proceeds (after redeeming the existing $150,000,000 senior secured portfolio bonds, see Note 11) to fund all or part of its NAEC related liabilities, and the balance to fund continuing project development and for general corporate purposes.

         There can be no assurance that the discussions referred to above being conducted with the creditor groups will culminate in an agreement to resolve NAEC'S liabilities or York's obligations with respect thereto. There also can be no assurance that CSFB's efforts on behalf of the Company will be successful.

Portfolio Bond Financing

         On August 4, 1998, a $150,000,000, 12% portfolio bond financing due October 30, 2007 was completed. Through the issuance of project notes to a funding company, this financing provided approximately $102 million toward construction and completion of the Big Spring and Trinidad projects, funded a debt service reserve of approximately $15 million, interest during construction and other costs of approximately $12.25 million, as well as provided approximately $20.75 million for general corporate purposes and future development activities. This financing was underwritten by CSFB and is non-recourse to York but is secured by certain assets and cash flows related to the BNY and Warbasse facilities, as well as all of the cash flows and assets of the Big Spring and Trinidad projects.

General

         During fiscal 2000, cash and cash equivalents decreased approximately $10.8 million. Cash provided by operating activities of continuing operations was approximately $4.5 million. Approximately $1.9 million was provided by discontinued operations primarily due to an increase in accounts payable which was partially offset by a decrease in accounts receivable.

         During fiscal 2000, investing activities used approximately $17.6 million as a result of revenues from operating projects being deposited into the escrow accounts.

         During fiscal 2000, financing activities generated approximately $400,000 primarily due to amounts received from the ESOP.

Year 2000 Compliance

         In analyzing its Year 2000 problem ("Y2K") exposure, York considered the operations of both it and its subsidiaries, as well the operations of the parties with whom they deal. Based on its experience and review to date, York has not experienced any problems and does not believe that the issue of computer programs and imbedded computer chips being unable to distinguish between the year 1900 and the year 2000 will be material to the Company.

         York has evaluated the nature of its contracts, and the contracts of its subsidiaries. The contracts for electricity provide for the counterparty to make capacity payments representing the bulk of the payments under the contract, whether or not electricity is delivered. As a result, York does not believe that a contingency plan is necessary, and has not and does not currently intend to adopt a formal contingency plan.

         York and its subsidiaries will continue to monitor their operations, and the operations of their suppliers and customers, to ascertain whether any unexpected Y2K problems arise. York has not incurred material Y2K costs to date; and at this point there do not appear to be any material Y2K costs to be incurred on behalf of York or any of its subsidiaries.


Results of Operations

Fiscal 2000 Compared to Fiscal 1999

         Revenues include the sale of electric energy to utility customers in the case of the Big Spring and Trinidad projects. Revenues also include power project services such as engineering services, fuel procurement and other services. Cost of revenues include fuel, payroll, depreciation and other operations and maintenance costs. Revenue increased approximately $16,295,000, and cost of revenues increased approximately $4,811,000, when comparing fiscal 2000 to fiscal 1999, as a result of the commencement of the operations of Big Spring in December 1998, West Texas in June 1999 and Trinidad in September 1999.

         The Big Spring project earned revenue of approximately $3,892,000 and $342,000 respectively, and incurred costs of approximately $920,000 and $70,000 respectively, for the years ended February 28, 2000 and 1999. For fiscal 2000, the Trinidad project earned revenues of approximately $9,296,000 and incurred costs of approximately $2,226,000 of which approximately $1,287,000 relates to depreciation. The Trinidad project has no fuel risk because the government provides all the fuel utilized by the project. The amount earned on construction of the West Texas facility (see Note 8c) also accounted for an increase in revenues of approximately $1,388,000 for the year ended February 28, 2000.

         Selling, general and administrative expenses increased approximately $2,533,000, when comparing fiscal 2000 to fiscal 1999. This increase is comprised of the following: (a) expenses incurred developing power projects increased approximately $1,047,000. There was an increase of approximately $330,000 due to amortization of deferred financing costs due to the Portfolio Bond Financing in August 1998. The balance of the increase primarily relates to various expenses incurred in new project development. (b) general corporate expenses increased approximately $1,486,000. There was in increase of approximately $492,000 due to amortization of certain deferred charges related to the Portfolio Bond Financing. The balance of this increase primarily relates to professional and consulting fees and additional amounts spent on payroll and employee benefits as a result of additional personnel.

         Interest income decreased approximately $1,238,000 when comparing fiscal 2000 to fiscal 1999, due to decreased levels of cash available for investment resulting principally from construction of the Trinidad and Big Spring projects.

         Interest expense increased approximately $2,205,000 when comparing fiscal 2000 to fiscal 1999. The increase was caused by the full year impact of the Portfolio Bond Financing on fiscal 2000, net of interest capitalized on construction costs incurred.

         Other income increased approximately $597,000 when comparing fiscal 2000 and fiscal 1999. These changes were primarily due to an increase in royalty fees from BNYLP of approximately $285,000 and an increase in general partner fees received from BNYLP of approximately $176,000.


Fiscal 1999 Compared to Fiscal 1998

         Revenues and cost of revenues include fuel and other operations and maintenance costs. Revenues decreased approximately $7,548,000 when comparing year to year. Of this decrease, $6,000,000 was attributable to a one time fee received by B-41LP in fiscal 1998 from Mission. This decrease was offset in part by an increase of approximately $342,000 due to the commencement of revenues in December 1998 from the Big Spring facility. The balance of the decrease in revenues, as well as the decrease in cost of revenues were mainly due to a decrease in fuel costs as a result of increased efficiency in the Warbasse facility and generally lower unit costs for fuel.

         Selling, general and administrative expenses increased approximately $2,670,000 when comparing fiscal 1999 to fiscal 1998. Of this increase, approximately $1,664,000 related to non-cash amortization of certain items as follows: (1) an increase of approximately $382,000 as a result of the recognition of the redemption of Class B Warrants relating to litigation, which commenced in the fourth quarter of fiscal 1998; (2) an increase of approximately $631,000 as a result of amortization expense of deferred financing costs due to the Portfolio Bond Financing; and (3) an increase of approximately $651,000 due to amortization of the deferred charge resulting from the transfer of a note to a minority interest (see Note 16). In addition to these non-cash expenses, expenses also increased approximately $476,000 when comparing year to year, due to additional amounts spent on payroll and employee benefits, as a result of additional personnel and salary increases.

         Interest income increased approximately $2,245,000 when comparing fiscal 1999 to fiscal 1998, due to increased levels of cash available for investment, mostly due to the Bond Financing.

         Interest expense increased approximately $6,267,000 when comparing year to year, primarily as a result of the Bond Financing.

         Other income increased approximately $3,331,000 when comparing fiscal 1999 to fiscal 1998. The commencement in January 1998 of royalty fees received by B-41LP from BNYLP accounted for an increase in other income of approximately $4,683,000. This increase was offset by a decrease of approximately $1,035,000 due to a decrease in general partner fees received by B-41LP from BNYLP, and a decrease of approximately $273,000 due to legal fees paid as the settlement of a lawsuit.

         During fiscal 1998, the Company recorded an extraordinary gain in connection with the settlement of its obligations to SBCC.

ITEM 7A                  DISCLOSURES ABOUT MARKET RISK
-------                  -----------------------------

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

         The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's cash equivalents, marketable securities, cash in escrow, notes receivable and debt obligations. The Company's notes receivable from WCTP bear interest at a variable rate of Libor plus 2% and have no specific maturity.

                                                                         (In Thousands)
                                                                         --------------
                                               Years Ended February 28,                                       Fair Value
                                               ------------------------                                       ----------
                                              2000                 2008                  Total         February 28, 2000
                                              ----                 ----                  -----         -----------------
Cash equivalents
    Variable rate                           $2,200                   --                 $2,200                    $2,200
    Average interest rate                     4.7%                   --                   4.7%
Marketable securities
     Variable rate                          $1,200                   --                 $1,200                    $1,200
      Dividend rate                             0%                   --                     --
Cash in escrow
    Variable rate                          $10,423                   --                $10,423                   $10,423
    Average interest rate                     4.6%                   --                   4.6%
Notes receivable
    Variable rate                               --                   --                $57,331                       N/A
    Average interest rate                       --                   --                     8%
Long-term debt
    Fixed rate                                  --             $150,000               $150,000                  $150,000
    Average interest rate                       --                  12%                    12%


ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------            -------------------------------------------

         See Index to Consolidated Financial Statements on Page 27.


ITEM 9          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------             ON ACCOUNTING AND FINANCIAL DISCLOSURES
                   ---------------------------------------

         None

                                    PART III


ITEM 10  DIRECTORS AND EXCUTIVE OFFICERS
-------  -------------------------------

The executive officers and directors of the Company are:

         Robert M. Beningson    Chairman of the Board, President
                                  and Chief Executive Officer

         Michael Trachtenberg   Executive Vice President, Chief
                                  Financial and Accounting Officer and Secretary

         Robert C. Paladino     Executive Vice President

         Vito L. Elefante       Senior Vice President

         Stanley Weinstein      Director

         Howard Sommer          Director

         Frederic S. Berman     Director

         Harvey Schultz         Director

         Mr. Robert M. Beningson, 71, was elected a director of the Company in October 1981. In February 1982, Mr. Beningson was elected Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Beningson is Chief Executive Officer and Chairman of the Board of each of the Company's subsidiaries. Previously, Mr. Beningson was Chairman of the Board of Directors of the Company between 1968 and 1979.

         Mr. Michael Trachtenberg, 51, a Certified Public Accountant, joined the Company in January 1987 and was elected Vice President, Chief Financial Officer and Secretary in March 1987. From November 1985, until joining the Company, Mr. Trachtenberg was a financial consultant in private practice. Prior thereto, Mr. Trachtenberg was Vice President-Finance and Chief Financial Officer of S&S Corrugated Paper Machinery Co., Inc. From 1980 to 1984 Mr. Trachtenberg held various positions with Carter Day Industries, Inc., an agricultural equipment manufacturer and energy and environmental systems company, culminating in his appointments as Vice President, Treasurer and Chief Financial Officer.

         Mr. Robert C. Paladino, 49, joined the Company in January 1987 and was elected Executive Vice President in April 1990. From October 1980 until joining the Company, Mr. Paladino was Senior Vice President and General Counsel of NPS Technologies Group, Inc., an engineering and construction company serving the electric utility industry. From 1974 to 1980, Mr. Paladino held various positions with the Edison Electric Institute, the national organization for the investor-owned electric utility industry, culminating in his appointment as Director of Fossil Fuels and Assistant to the President.

         Mr. Vito L. Elefante, 50, joined the Company in April 1998 and was then elected Vice President. Prior to joining York, Mr. Elefante was Vice President of Edison Mission Energy New York, Inc. and Executive Director of Brooklyn Navy Yard Cogeneration Partners, L.P. From 1972 to 1993, Mr. Elefante held various positions at the Long Island Lighting Company, where he was responsible for independent power generation, purchasing and fuels.

         Mr. Stanley Weinstein, 74, was elected to the Board of Directors in May, 1995. Until 1991, Mr. Weinstein was a partner at Deloitte and Touche, certified public accountants, and since such date, has been an independent consultant.

         Mr. Howard Sommer, 59, was elected to the Board of Directors in September, 1997. In September 1995, Mr. Sommer was elected the President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity fund created and funded by eleven major banks in New York City. Beginning in 1973, as President of the U.S. Capital Corporation and Fundex Capital Corporation, he managed finance and investment company activities that provided over $100 million in funding to small businesses. Prior to that time, Mr. Sommer served in a management capacity for IBM and Xerox Corporation.

         Judge Frederic S. Berman, 73, was elected to the Board of Directors in December, 1998. Judge Berman Served as a judge in the New York State Supreme Court from 1976 through 1997, and since 1998 has served as a Judicial Hearing Officer supervising jury selections in Manhattan Supreme Court, Civil Division. He also serves as an arbitrator with the National Association of Securities Dealers. Judge Berman served as a New York City Criminal Court judge from 1973 to 1976, and prior to that held numerous government positions, including New York State Senator and Commissioner of New York City's Department of Rent and Housing Maintenance.

         Mr. Harvey W Schultz, 58, was elected to the board of Directors in November, 1998. He currently is a principal at Strategic Urban Solutions, Inc. and Senior Vice President at Muss Development Company. From 1970 through 1990, Mr. Schultz held various positions with the City of New York, including director of the Economic Development Section of the New York City Department of City Planning & Environmental Management for the New York City Planning Department, Executive Assistant to the Brooklyn Borough President, and the Commissioner of the New York City Department of Environmental Protection.

         None of the directors or executive officers of the company are related to each other.

ITEM 11
-------

SUMMARY COMPENSATION TABLE
--------------------------

         The following table sets forth the compensation received by the Company's Chief Executive Officer and the remaining most highly paid executive officers for the three fiscal years ended February 28, 2000.


----------------------------------------------------------------------------- -------------------------------------------
                                               Annual Compensation                         Long Term Compensation
                                               -------------------                         ----------------------
                                                                                      Awards                  Payouts
-------------------------------------------------------------------------------------------------------------------------
                                                                Other       Restr      LTIP    Options/    All Other
            Name               Year  Salary     Bonus ($)   Compensation    Stock    Payouts     SAR's   Compensations
                                        ($)                    ($) (1)      Awards     ($)      ($) (2)     ($) (3)
                                                                             ($)
------------------------------------------------------------------------------------------------------------------------
ROBERT M. BENINGSON            2000   425,681            0               0         0         0         0         27,089
Chairman, President & Chief    1999   404,848            0               0         0         0         0         23,211
Executive Officer              1998   400,681    (5)44,780               0         0         0         0         18,568
------------------------------------------------------------------------------------------------------------------------
MICHAEL                        2000   240,000            0               0         0         0         0         20,000
TRACHTENBERG                   1999   231,346      125,000               0         0         0         0         18,944
Executive Vice President/      1998   210,000            0               0         0         0         0         20,044
Chief Financial and
Accounting Officer
------------------------------------------------------------------------------------------------------------------------
ROBERT C. PALADINO             2000   240,000            0               0         0         0         0         20,000
Executive Vice President       1999   226,153      100,000          30,000         0         0         0         18,944
                               1998   210,000            0               0         0         0         0         20,044
------------------------------------------------------------------------------------------------------------------------
VITO L. ELEFANTE (4)           2000   175,000            0               0         0         0         0         27,089
Vice President                 1999   178,461            0               0         0         0         0          1,244
------------------------------------------------------------------------------------------------------------------------

         (1)  Forgiveness of indebtedness.
         (2)  The Company does not grant SAR's.
         (3) Represents the value of the Company's contribution to the ESOP allocable to executives' account for such year.
         (4) Mr. Elefante joined the Company during the fiscal year ended February 28, 1999.
         (5)  Bonus earned based on employment agreement and paid in May 1999.


         OPTIONS GRANTS IN LAST FISCAL YEAR

     -----------------------------------------------------------------------------------------------------------------
                                                           Individual Grants
     -----------------------------------------------------------------------------------------------------------------
                                               % of Total Options  Exercise Price     Expiration       Alternative
                Name           Options Granted     Granted to         ($/Share)          Date           Grant Date
                                     (#)          Employees in                                           Present
                                                   Fiscal Year                                          Value ($)
     -----------------------------------------------------------------------------------------------------------------
     ROBERT M. BENINGSON                     0                  0%             N/A               N/A              N/A
     -----------------------------------------------------------------------------------------------------------------
     MICHAEL TRACHTENBERG               35,000                 28%           4.625           4/14/09              N/A
     -----------------------------------------------------------------------------------------------------------------
     ROBERT C. PALADINO                 35,000                 28%           4.625           4/14/09              N/A
     -----------------------------------------------------------------------------------------------------------------
     VITO L. ELEFANTE                        0                  0%             N/A               N/A              N/A
     -----------------------------------------------------------------------------------------------------------------

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


         The following table sets forth information on option exercises in fiscal 2000 by the named executive officers and the value of such officers' unexercised options at February 28, 2000.

        --------------------------------------------------------------------------------------------------------------
                                                             Unexercised Options at          Value of Unexercised
                                    Shares     Value           Fiscal Year End (#)               In-the-Money
                   Name             Acquired  Realized                                             Options
                                       on     ($) (1)       Exercisable   Unexercisable    At Fiscal Year End ($) (1)
                                    Exercise
                                      (#)                                                 Exercisable    Unexercisable
        --------------------------------------------------------------------------------------------------------------
        ROBERT M. BENINGSON          210,239    843,218         625,000             0             0              0
        --------------------------------------------------------------------------------------------------------------
        MICHAEL TRACHTENBERG               0          0         258,500        66,500         2,520              0
        --------------------------------------------------------------------------------------------------------------
        ROBERT C. PALADINO                 0          0         210,500        66,500         3,150              0
        --------------------------------------------------------------------------------------------------------------
        VITO L. ELEFANTE                   0          0          15,000        35,000             0              0
        --------------------------------------------------------------------------------------------------------------

         (1) Value calculated is the difference between closing price on the date of exercise or fiscal year end, respectively, and the exercise price.

         PENSION PLAN TABLE

                  The following table shows estimated annual retirement benefits payable to executive officers and employees.

                                                           Years of Service (2)
                 -------------------------------------------------------------------------------------------
                 Remuneration (1)         10       15           20           25         30         35+
                 -------------------------------------------------------------------------------------------
                                50,000    3,200      4,125        5,200        6,250      7,500       8,750
                               100,000    8,200     11,625       15,200       18,250     21,675      24,175
                               150,000   13,200     19,125       25,200       30,750     36,675      40,425
                               200,000   18,200     26,625       35,200       43,250     51,675      56,675
                               250,000   23,200     34,125       45,200       55,750     66,675      72,975
                 -------------------------------------------------------------------------------------------

         (1) Based on highest five year average and includes annual salary and cash bonus, if any. Benefits are not subject to deduction for social security.
         (2) The years of credited service for individuals listed in the Summary Compensation Table are 43 for Robert M. Beningson, 12 for Robert C. Paladino, and 16 for Michael Trachtenberg. Vito L. Elefante is not yet vested.

                  IRS regulations limit the amount of compensation credited for Pension Plan purposes to $160,000 per year, subject to cost of living increases.

         Section 16(a) Beneficial Ownership Reporting Compliance

                  Based on its review of Forms 3, 4 and 5 submitted to it by its Directors and Executive Officers, the Company is not aware of any non-compliance with the reporting provisions of Section 16 by its Directors or Executive Officers.

Employment Agreement

         On December 9, 1998, the Company entered into an Employment Agreement with Mr. Beningson, its Chairman and Chief Executive Officer which covers fiscal 1997 and forward. This Agreement has a term of 6 years from the date of signing and will be terminated upon Mr. Beningson's death, disability or an act taken by Mr. Beningson constituting a felony under applicable law. The Agreement may be terminated by Mr. Beningson if he is assigned duties inconsistent with his position, if the Company fails to keep in effect certain benefit plans or upon a change of control of the Company.

          Under this Agreement, Mr. Beningson's base compensation is $425,000 per year. In addition, Mr. Beningson is to be paid incentive compensation based on the pre-tax earnings of the Company as follows: 1% of pre-tax earnings between $4 million and $6 million, 1.5% of pre-tax earnings between $6 million and $10 million, 2% of pre-tax earnings between $10 million and $15 million, and 3% of pre-tax earnings in excess of $15 million. In addition, upon Mr. Beningson's involuntary termination by the Company or by his death or disability, the Company will pay Mr. Beningson's base salary for one year and 50% percent of his base salary for an additional 9 years, but in no event after Mr. Beningson has reached age 80.

                           SECURTIY OWNERSHIP OF CERTAIN
ITEM 12                   BENEFICIAL OWNERS AND MANAGEMENT
-------                   --------------------------------

Security Ownership of Certain Beneficial Owners


         The Following table sets forth the information indicated as of February 28, 2000, as to all persons known by the Board of Directors to be the beneficial owners of more than five percent of the Corporation's Common Stock.

      -----------------------------------------------------------------------------------------------------
            Name of Beneficial Owner              Amount and Nature of            Percent of Class(1)
                                                  Beneficial Ownership
      -----------------------------------------------------------------------------------------------------
      Robert M. Beningson
      280 Park Avenue
      Suite 2700 West                                 3,316,520(2)                       20.0
      New York, NY  10017
      -----------------------------------------------------------------------------------------------------
      Stanley Weinstein
      280 Park Avenue
      Suite 2700 West                                   740,235(3)                        4.8
      New York, NY  10017
      -----------------------------------------------------------------------------------------------------
      York Research Corporation
      Employee Stock Ownership Plan
      280 Park Avenue                                   679,235                           3.8
      Suite 2700 West
      New York, NY  10017
      -----------------------------------------------------------------------------------------------------
                  See note references below

         Security Ownership of Management

         The following table sets forth the information indicated as of February 28, 2000 with respect to common stock of the Company beneficially owned by directors and officers of the Company and by directors and officers as a group:

                 --------------------------------------------------------------------------------------
                 Name of Beneficial Owner             Amount and Nature of
                                                      Beneficial Ownership      Percent of Class (1)
                 --------------------------------------------------------------------------------------
                 Robert M. Beningson                      3,316,520(2)                     20.0
                 Stanley Weinstein                          740,235(3)                      4.8
                 Howard Sommer                               42,000(4)                      (9)
                 Harvey Schultz                              20,000(5)                      (9)
                 Frederic S. Berman                          20,000(5)                      (9)
                 Michael Trachtenberg                       361,000(6)                      2.3
                 Robert C. Paladino                         280,000(7)                      1.8
                 Vito L. Elefante                            50,000(8)                      (9)
                 Directors and officers as                4,829,755                        27.8
                 a group (6) persons
                 --------------------------------------------------------------------------------------

(1) The Percent of Class is based upon 15,270,156 issued shares of common stock as of February 28, 2000 plus the shares that underlie unexercised warrants or options held by the individuals.
(2) Includes 760,000 shares owned directly or jointly, warrants to purchase 700,000 shares of common stock, options to purchase 625,000 shares of common stock and 1,231,520 shares owned by entities of which Mr. Beningson is an officer and minority shareholder. Mr. Beningson disclaims beneficial ownership of these shares.

(3) Includes 1,000 shares owned directly plus warrants to purchase 60,000 shares of common stock, and 679,235 shares held by the ESOP of which Mr. Weinstein is the trustee.
(4) Includes 2000 shares owned directly and a warrant to purchase 40,000 shares of common stock.
(5)     Includes warrant to purchase 20,000 shares of common stock.
(6) Includes 36,000 shares owned directly by Mr. Trachtenberg and options to purchase 325,000 shares of common stock.
(7) Includes 3,000 shares owned directly by Mr. Paladino and options to purchase 277,000 shares of common stock.
(8)     Includes options to purchase 50,000 shares of common stock.
(9)     Less than 1% ownership.

COMPENSATION OF DIRECTORS

         Directors receive fees for attending Board or Committee meetings. In fiscal 2000, 1999 and 1998, Mr. Weinstein received $24,000. In fiscal 2000 and 1999, Mr. Sommer received $24,000, and in fiscal 1998 received $10,000. In fiscal 2000 and 1999, Mr. Schultz received $24,000 and $6,000, respectively. In fiscal 2000 and 1999, Mr. Berman received $24,000 and $4,000, respectively.

         The Company has not entered into any employment contracts with any of the herein named Officers or Directors, other than the previously mentioned contract with Mr. Beningson.


                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 14                        AND REPORTS ON FORM 8-K
-------              ----------------------------------------

(a) (1) and (a) (2): See Index to Consolidated Financial Statements at Page 27.

(a) (3) Exhibits:

         3(a)     Certificate of Incorporation of the Company, as amended. (1)

         3(a) Certificate of Amendment to the Company's Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 16, 1988. (1)

         3(b)     Bylaws of the Company. (1)

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

         10(ll) Amended and Restated Agreement of Limited Partnership of New World Power Texas Renewable Energy Limited Partnership dated as of September 29, 1997. (11)

         10(mm) Renewable Resource Energy Purchase Agreement between Texas Utilities Electric Company and New World Power Texas Renewable Energy Limited Partnership date September 13, 1994, and Amendment No. 1 thereto dated November 25, 1996, Amendment No. 2 thereto dated February 19, 1997 and Amendment No. 3 thereto dated August 29, 1997. (11)

         10(nn) Wind Turbine Equipment Sales and Installation Contract dated as of March 31, 1998 between York Research Corporation and Vestas-American Wind Technology, Inc. (11)

         10(oo) Covenant Agreement dated as of August 4, 1998 between York Research Corporation and The Bank of New York, as Bond Trustee. (10)

         10(pp) Equity Cash Flow Participation Agreement dated as of August 4, 1998 among Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC, New World Power Texas Renewable Energy Limited Partnership, York T&T Holdings, Inc., and The Bank of New York, as administrative agent for the benefit of certain holders. (10).

         10(qq) U.S. Project Loan Agreement among Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC, New World Power Texas Renewable Energy Limited Partnership and York Power Funding (Cayman) Limited, dated as of August 4, 1998.
                  (13)

         10(rr) Trinidad Project Loan Agreement between York Ex International SRL and York Power Funding (Cayman) Limited, dated as of August 4, 1998. (13)

         10(ss) Trinidad Loan Agreement between InnCOGEN, Limited and York Holdings (Barbados) SRL, dated as of August 4, 1998. (13)

         10(tt) U.S. Deposit and Disbursement Agreement among York Power Funding (Cayman) Limited, Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC, New World Power Texas Renewable Energy Limited Partnership and The Bank of New York, dated as of August 4, 1998. (13)

         10(uu) Trinidad Deposit and Disbursement Agreement among York Power Funding (Cayman) Limited, York Ex International SRL, York Holdings (Barbados) SRL, InnCOGEN, Limited and The Bank of New York, dated as of August 4, 1998. (13)

         10(vv) U.S. Project Note Pledge Agreement between York Power Funding (Cayman) Limited and The Bank of New York, dated as of August 4, 1998. (13)

         10(ww) Trinidad Project Note Pledge Agreement between York Power Funding (Cayman) Limited and The Bank of New York, dated as of August 4, 1998. (13)

         10(xx) Trinidad U.S. Pledge Agreement between York Research Corporation and The Bank of New York, dated as of August 4, 1998. (13)

         10(yy) Big Spring Guarantee between New World Power Texas Renewable Energy Limited Partnership and The Bank of New York, dated as of August 4, 1998. (13)

         10(zz) Brooklyn Navy Yard Guarantee between Brooklyn Navy Yard Power LLC and The Bank of New York, dated as of August 4, 1998. (13)

         10.53 Trinidad Guarantee between York Holdings (Barbados) SRL and The Bank of New York, dated as of August 4, 1998. (13)

         10.54 Warbasse I Guarantee between Warbasse Power I LLC and The Bank of New York, dated as of August 4, 1998. (13)

         10.55 Warbasse II Guarantee between Warbasse Power II LLC and The Bank of New York, dated as of August 4, 1998. (13)

         10.56 Collateral Agency and Intercreditor Agreement among York Power Funding (Cayman) Limited, Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC, New World Power Texas Renewable Energy Limited Partnership, York Ex International SRL, York Holdings (Barbados) SRL, InnCOGEN, Limited and The Bank of New York, dated as of August 4, 1998.
                  (13)

         10.57 Assignment and Security Agreement between York Power Funding (Cayman) Limited and The Bank of New York, dated as of August 4, 1998. (13)

         10.58 Agency Agreement among York Power Funding (Cayman) Limited, Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC and New World Power Texas Renewable Energy Limited Partnership, dated as of August 4, 1998. (13)

         10.59 Employment Agreement dated December 9, 1998, as amended between the Company and Robert M. Beningson (9).

         21       Subsidiaries of the Company

         23       Consent of Independent Certified Public Accountants.

(b)      Reports on Form 8-K

         All other exhibits and financial statement schedules have been omitted because they have been previously filed or incorporated by reference are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

         The following reports on Form 8-K were filed during the quarter ended February 28, 2000:
                  None

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

(11) Previously filed as on Exhibit with the Company's Form 10-K for the year ended February 28, 1998 and incorporated herein by reference.

(12) Incorporated by reference from Registration Statement 333-68839 filed by York Power Funding (Cayman) Limited.

(13) Previously filed as on Exhibit with the Company's Form 10-K for the year ended February 28, 1999 and incorporated herein by reference.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 Page(s)
    York Research Corporation and Subsidiaries:

         Report of Independent Certified Public Accountants                        28

         Consolidated Financial Statements:
          Consolidated Balance Sheets - February 28, 2000 and 1999                 29

          Consolidated Statements of Operations for the Years Ended                30
           February 28, 2000, February 28, 1999 and February 28,
           1998

          Consolidated Statement of Stockholders' Equity for the                   31
           Years Ended February 28, 2000, February 28, 1999 and
           February 28, 1998

          Consolidated Statements of Cash Flows for the                            32
           Years Ended February 28, 2000, February 28, 1999
           and February 28, 1998

          Notes to Consolidated Financial Statements                          33  through 57


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
York Research Corporation:

      We have audited the accompanying consolidated balance sheets of York Research Corporation and Subsidiaries at February 28, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Research Corporation and Subsidiaries at February 28, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 2000, in conformity with accounting principles generally accepted in the United States.

Grant Thornton LLP




New York, New York
June 6, 2000

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   February 28,           February 28,
                                                                                      2000                   1999
                                                                                 -------------          -------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                  $   7,490,106          $  18,280,025
      Marketable securities                                                          1,199,600                159,279
      Trade accounts receivable                                                      4,301,512                322,389
      Income tax refund receivable                                                          --              1,601,799
      Other receivables - related parties                                            4,625,043              2,432,913
      Cash in escrow                                                                10,422,747             13,315,468
      Deferred tax asset                                                             8,214,200              6,836,000
      Other current assets                                                           1,118,751                214,324
      Net assets of discontinued operations                                                 --                977,756
                                                                                 -------------          -------------
           Total current assets                                                     37,371,959             44,139,953

Property, plant and equipment, net                                                 134,811,684                340,935
Long-term receivables - WCTP                                                        14,333,941             11,001,027
Construction in progress                                                               280,956             98,149,993
Cash in escrow                                                                              --             33,864,069
Long-term notes receivable - WCTP                                                   57,330,535             57,330,535
Intangible assets, net                                                              17,884,133             19,821,691
Deferred tax asset                                                                   6,002,000                     --
Other assets (including advances to employees of $769,136
         and $654,825, respectively)                                                 1,871,023              1,452,384
                                                                                 -------------          -------------
           Total assets                                                          $ 269,886,231          $ 266,100,587
                                                                                 =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Project payables                                                           $  10,758,415          $  21,952,531
      Accrued expenses and other payables                                           12,037,342              9,126,964
      Current portion of deferred revenue                                                   --              1,981,002
      Income tax payable                                                               933,883                     --
      Net liabilities of discontinued operations                                    53,756,278                     --
                                                                                 -------------          -------------
           Total current liabilities                                                77,485,918             33,060,497

Project notes payable                                                              150,000,000            150,000,000
Other long-term liabilities                                                            654,635              1,299,928
Deferred revenue and other credits                                                   2,941,000              3,114,000
Deferred tax liability                                                                      --             11,503,100
                                                                                 -------------          -------------
           Total liabilities                                                       231,081,553            198,977,525

Minority interest in partnership                                                     2,801,860              2,246,362

Commitments and contingencies

Stockholders' equity
      Common stock, Class A, $.01 par value;  authorized 10,000,000
         shares;  none issued                                                               --                     --
      Common stock, $.01 par value;  authorized 50,000,000 shares;
         issued 15,270,156 and 15,018,526 shares, respectively                         152,702                150,185
      Additional paid-in capital                                                    68,702,128             68,445,116
      Accumulated earnings (deficit)                                               (29,993,869)             1,147,719
      Accumulated other comprehensive income (net of tax of $353,800)                  686,625                     --
                                                                                 -------------          -------------
                                                                                    39,547,586             69,743,020
      Less:
      Treasury stock, at cost (158,124 and 123,124 shares, respectively)            (1,564,713)            (1,409,401)
      Notes receivable - sale of common stock                                         (463,669)              (818,981)
      Deferred compensation - ESOP                                                  (1,516,386)            (2,637,938)
                                                                                 -------------          -------------
           Total stockholders' equity                                               36,002,818             64,876,700
                                                                                 -------------          -------------
           Total liabilities and stockholders' equity                            $ 269,886,231          $ 266,100,587
                                                                                 =============          =============

   The accompanying notes are an integral part of these financial statements.

              YORK RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED FEBRUARY 28,

                                                                          2000             1999              1998
                                                                      ------------     ------------     ------------
Revenues                                                              $ 22,533,494     $  6,238,207     $ 13,786,604

Costs of revenues                                                       10,818,658        6,007,344        7,606,762
                                                                      ------------     ------------     ------------

Gross Profit                                                            11,714,836          230,863        6,179,842
                                                                      ------------     ------------     ------------

Selling, general and administrative:
      Power project services                                             2,704,933        1,657,787          876,427
      General corporate expenses                                         8,553,089        7,066,754        5,241,516
                                                                      ------------     ------------     ------------
           Total selling, general and administrative                    11,258,022        8,724,541        6,117,943
                                                                      ------------     ------------     ------------

Other income (expense):
      Interest income - WCTP                                             4,411,197        4,343,975        4,510,531
      Interest income                                                    1,186,771        2,425,168          179,833
      Interest expense                                                  (8,482,517)      (6,277,199)         (10,678)
      Other income                                                       6,568,031        5,970,575        2,639,139
      Minority interest in partnership                                    (555,497)        (546,766)        (567,646)
                                                                      ------------     ------------     ------------
                                                                         3,127,985        5,915,753        6,751,179
                                                                      ------------     ------------     ------------

Income (loss) from continuing operations
      before income taxes                                                3,584,799       (2,577,925)       6,813,078

Provision (benefit) for income taxes:                                           --       (1,360,810)       2,678,941
                                                                      ------------     ------------     ------------

Income (loss) from continuing operations                                 3,584,799       (1,217,115)       4,134,137

Discontinued operations:
      Loss from discontinued operations                                (11,034,007)      (3,289,299)      (1,464,171)
      Estimated loss on disposal                                       (23,692,380)      (1,483,229)              --
                                                                      ------------     ------------     ------------
           Total loss from discontinued operations                     (34,726,387)      (4,772,528)      (1,464,171)
                                                                      ------------     ------------     ------------

Extraordinary gain, net of tax and allocation to minority interest              --               --        9,373,813
                                                                      ------------     ------------     ------------

Net income (loss)                                                     $(31,141,588)    $ (5,989,643)    $ 12,043,779
                                                                      ============     ============     ============


Earnings (loss) per share - Basic:
      Continuing operations                                           $       0.24     $      (0.09)    $       0.29
      Discontinued operations                                         $      (2.36)    $      (0.33)    $      (0.10)
      Extraordinary gain                                              $         --     $         --     $       0.67
                                                                      ------------     ------------     ------------
           Total                                                      $      (2.12)    $      (0.42)    $       0.86
                                                                      ============     ============     ============

      Weighted average number of common shares used
        in computing basic earnings (loss) per share                    14,705,314       14,286,106       14,022,387
                                                                      ============     ============     ============

Earnings (loss) per share - Diluted:
      Continuing operations                                           $       0.23     $      (0.09)    $       0.27
      Discontinued operations                                         $      (2.26)    $      (0.33)    $      (0.10)
      Extraordinary gain                                              $         --     $         --     $       0.60
                                                                      ------------     ------------     ------------
           Total                                                      $      (2.03)    $      (0.42)    $       0.77
                                                                      ============     ============     ============
      Weighted average number of common shares and
        common share equivalents used in computing diluted
        earnings (loss) per share                                       15,330,787       14,286,106       15,561,125
                                                                      ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED FEBRUARY 28, 2000, 1999 AND 1998

                                                    Common Stock
                                                 -------------------     Additional    Accumulated
                                                 Shares       Shares       Paid-in      Earnings      Treasury
                                                 Issued       Amount       Capital      (Deficit)       Stock
                                                -----------------------------------------------------------------
Balance, February 28, 1997                      14,256,304    $ 142,563   $62,928,614  $ (4,906,417)   $ (706,401)

Exercise of options                                117,195        1,172       340,759            --            --
Exercise of warrants                               587,939        5,879     3,491,413            --            --
Deferred compensation accrual                           --           --       351,382            --            --
Tax effect of options and warrants                      --           --       654,000            --            --
ESOP third party loans                                  --           --        25,000            --            --
Settlements of notes receivable                         --           --            --            --      (703,000)
Net income                                              --           --            --    12,043,779            --
                                                -----------------------------------------------------------------
Balance, February 28, 1998                      14,961,438      149,614    67,791,168     7,137,362    (1,409,401)

Exercise of options                                 51,250          513       221,394            --            --
Exercise and issuance of warrants                    5,838           58       157,828            --            --
Deferred compensation accrual                           --           --       226,726            --            --
Tax effect of options and warrants                      --           --        48,000            --            --
Forgiveness of notes receivable                         --           --            --            --            --
Cash receipts                                           --           --            --            --            --
Transfer of note receivable to minority interests       --           --            --            --            --
Net loss                                                --           --            --    (5,989,643)           --
                                                -----------------------------------------------------------------
Balance, February 28, 1999                      15,018,526      150,185    68,445,116     1,147,719    (1,409,401)

Comprehensive loss:
  Net loss                                              --           --            --   (31,141,588)           --
  Unrealized gains on marketable securities             --           --            --            --            --
    Total comprehensive loss                            --           --            --            --            --
Exercise of options                                251,630        2,517        40,505            --            --
Deferred compensation accrual                           --           --       216,507            --            --
Forgiveness of notes receivable                         --           --            --            --            --
Cash receipts                                           --           --            --            --            --
Settlements of notes receivable                         --           --            --            --      (155,312)
                                                -----------------------------------------------------------------
Balance, February 28, 2000                      15,270,156    $ 152,702   $68,702,128 $ (29,993,869) $ (1,564,713)
                                                =================================================================

                               [RESTUBBED TABLE]

                                                                           Accumulated
                                                                              Other
                                                   Notes       Deferred   Comprehensive
                                                 Receivable  Compensation     Income         Total
                                                 -----------------------------------------------------
Balance, February 28, 1997                       $(7,960,313) $(3,330,976)          $ --   $46,167,070

Exercise of options                                       --           --             --       341,931
Exercise of warrants                                (262,000)          --             --     3,235,292
Deferred compensation accrual                             --      241,728             --       593,110
Tax effect of options and warrants                        --           --             --       654,000
ESOP third party loans                                    --           --             --        25,000
Settlements of notes receivable                    1,389,375           --             --       686,375
Net income                                                --           --             --    12,043,779
                                                 -----------------------------------------------------
Balance, February 28, 1998                        (6,832,938)  (3,089,248)            --    63,746,557
                                                                                      --
Exercise of options                                  (57,543)          --             --       164,364
Exercise and issuance of warrants                         --           --             --       157,886
Deferred compensation accrual                             --      451,310             --       678,036
Tax effect of options and warrants                        --           --             --        48,000
Forgiveness of notes receivable                      100,000           --             --       100,000
Cash receipts                                        275,000           --             --       275,000
Transfer of note receivable to minority interests  5,696,500           --             --     5,696,500
Net loss                                                  --           --             --    (5,989,643)
                                                 -----------------------------------------------------
Balance, February 28, 1999                          (818,981)  (2,637,938)            --    64,876,700

Comprehensive loss:
  Net loss                                                --           --             --   (31,141,588)
  Unrealized gains on marketable securities               --           --        686,625       686,625
                                                                                           -----------
    Total comprehensive loss                              --           --             --   (30,454,963)
                                                                                           -----------
Exercise of options                                       --           --             --        43,022
Deferred compensation accrual                             --      491,552             --       708,059
Forgiveness of notes receivable                      200,000           --             --       200,000
Cash receipts                                             --      630,000             --       630,000
Settlements of notes receivable                      155,312           --             --            --
                                                 -----------------------------------------------------
Balance, February 28, 2000                        $ (463,669) $(1,516,386)     $ 686,625   $36,002,818
                                                 =====================================================






   The accompanying note are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED FEBRUARY 28,

                                                                                      2000             1999              1998
                                                                                -------------     -------------     -------------
OPERATING ACTIVITIES:

Net income (loss) from continuing operations                                    $   3,584,799     $  (1,217,115)    $   4,134,137
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                                                1,744,719           178,473           176,342
       Deferred taxes                                                              (1,142,000)       (2,586,000)         (577,000)
       Non-cash charges                                                                    --                --            36,375
       Minority interest in partnership                                               555,497           546,766           567,646
       Common shares and warrants issued for services and donation                         --           120,000                --
       Amortization of deferred charges                                             2,158,218         1,106,776                --
       Amortization of deferred credits                                              (173,000)         (173,000)       (1,717,897)
       ESOP contribution                                                              708,059           678,036           593,109
       Tax benefit of stock options and warrants                                           --            48,000           654,000
       Loss on disposal of fixed assets                                                    --            30,788                --
       Changes in operating assets and liabilities:
          Net (increase) decrease in receivables                                   (9,504,167)       (3,536,124)          148,765
          Net (increase) decrease in notes receivable, other current assets,
             and other assets                                                      (1,288,129)       (5,063,145)        2,115,102
          Net increase (decrease) in accounts payable, accrued expenses,
             deferred revenue and long-term liabilities                             5,289,968        12,071,103          (194,686)
          Increase (decrease) in accrued taxes                                      2,535,682        (1,689,977)         (677,320)
                                                                                -------------     -------------     -------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES OF
           CONTINUING OPERATIONS                                                    4,469,646           514,581         5,258,573
                                                                                -------------     -------------     -------------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF
           DISCONTINUED OPERATIONS                                                  1,912,651        (2,375,800)       (4,279,280)
                                                                                -------------     -------------     -------------

INVESTING ACTIVITIES:
       Construction in progress                                                   (53,656,372)      (79,332,880)       (4,187,134)
       Deposits into cash in escrow                                               (17,074,364)     (124,612,000)               --
       Receipts from cash in escrow                                                53,831,154        77,432,463                --
       Purchase of marketable securities                                                   --          (159,279)               --
       Purchase of machinery and equipment                                           (650,987)         (418,122)         (222,985)
                                                                                -------------     -------------     -------------
       NET CASH USED IN INVESTING ACTIVITIES                                      (17,550,569)     (127,089,818)       (4,410,119)
                                                                                -------------     -------------     -------------

FINANCING ACTIVITIES:
       Amounts received from ESOP                                                     630,000                --                --
       Gross proceeds from Bond Financing                                                  --       150,000,000                --
       Payment of financing costs                                                    (294,669)       (7,982,251)               --
       Repayment of notes receivable                                                       --           275,000                --
       Payment of due to SBCC                                                              --                --        (2,750,000)
       Proceeds from exercise of stock options and warrants                            43,022           202,249           577,223
       Net change in minority interest in partnership                                      --        (2,211,113)        1,037,754
                                                                                -------------     -------------     -------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            378,353       140,283,885        (1,135,023)
                                                                                -------------     -------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (10,789,919)       11,332,848        (4,565,849)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     18,280,025         6,947,177        11,513,026
                                                                                -------------     -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $   7,490,106     $  18,280,025     $   6,947,177
                                                                                =============     =============     =============

Non-cash investing and financing activities:

During fiscal 2000, a non-cash transaction of $155,312 occurred as a result of 35,000 shares that were given back to the Company by a former employee to pay down a note.

During fiscal 2000, the Company transferred approximately $135,525,000 of construction in progress to property, plant and equipment.

During fiscal 2000 and 1999, a non-cash transaction of $200,000 and $100,000, respectively, occurred as a result of the forgiveness of a note to a former employee.

During fiscal 1999, a non-cash transaction of $5,696,500 occurred as a result of the transfer of a note receivable from the Chairman of the Company to the minority interests.

During fiscal 1999 and 1998, the Company received $57,544 and $262,000 of notes receivable - sale of common stock, respectively, for options exercised.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Nature of Business

         York Research Corporation ("York" or the "Company") is a developer, owner and marketer of energy related projects and products through its subsidiaries, partnerships, joint ventures and affiliates. The Company currently operates in one segment of the energy business; Greenpower project development and services, including cogeneration and renewable wind energy.

         The principal markets for the Company's products and services currently are the United States and the Republic of Trinidad and Tobago.

2.       Liquidity

         North American Energy Conservation, Inc. ("NAEC") estimates that the total third party obligations that would be subject of the Chapter 11 proceedings approximates $66 million, all of which have been accrued as of February 28, 2000 (see Note 17). Of this amount approximately $25.6 million represents liquidated damages alleged to be owed to certain gas suppliers. York has guaranteed approximately $37 million of such $66 million total pre-petition debt of NAEC. York and NAEC are conducting ongoing discussions with both the guaranteed and non-guaranteed creditor groups in an effort to seek to arrive at a consensual method of liquidating the liabilities. Accordingly the ultimate amount to be realized by the creditors may differ significantly from the amounts accrued. The Company is seeking to settle these obligations through a combination of cash and equity securities.

         York retained Credit Suisse First Boston ("CSFB") to help explore strategic financing alternatives for certain York domestic and international power projects. If these efforts are successful, York expects to utilize a portion of the net proceeds (after redeeming the existing $150,000,000 senior secured portfolio bonds, see Note 11) to fund all or part of its NAEC related liabilities, and the balance to fund continuing project development and for general corporate purposes.

3.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of York Research Corporation and its subsidiaries and all majority owned partnerships and limited liability companies (collectively "York" or the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation. The accompanying consolidated financial statements reflect the Company's former natural gas marketing and electric marketing businesses as discontinued operations (see Note 17).

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign institutions amounted to approximately $292,000 as of February 28, 2000.

         Marketable Securities

         Investment in marketable securities consists solely of publicly traded equity securities in a foreign corporation and is recorded at fair value based on quoted market prices. Unrealized gains, net of taxes, are included in comprehensive loss.

         Revenue Recognition

         The Company recognizes service revenues and energy sales in the period in which the work is performed or the energy is delivered. Development fee revenue is either amortized over the related development period, or recognized as revenue, based on the nature of the fee.

         Construction in Progress

         Construction in progress includes all costs related to construction such as sub-contractors, equipment, engineering, professional fees, and other costs related to the projects under development. The Company follows the policy of capitalizing interest expense as a component of construction in progress. Interest capitalized amounted to approximately $13,513,000, and $4,149,000, for the years ended February 28, 2000 and 1999, respectively. Certain internal costs directly related to the construction of the power projects, including salaries of certain employees are capitalized. Such costs amounted to approximately $169,000, $536,000 and $531,000 for the years ended February 28, 2000,1999 and
1998, respectively. During the year ended February 28, 2000, approximately $135,525,000 of construction in progress costs were transferred to property, plant and equipment.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost and are being depreciated or amortized on the straight-line method over their estimated useful lives as follows:

                 ---------------------------------------------------
                 Plant                           30 years
                 ---------------------------------------------------
                 Machinery and equipment         5-10 years
                 ---------------------------------------------------
                 Furniture and fixtures          5-10 years
                 ---------------------------------------------------
                 Motor vehicles                  3 years
                 ---------------------------------------------------
                 Leasehold improvements          5-8 years
                 ---------------------------------------------------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Income Taxes

         The Company utilizes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities including any net operating loss and alternative minimum and windpower tax credit carry forwards, using the enacted marginal tax rate. Deferred income tax expense or benefits are based on the changes in the asset or liability from period to period. Deferred tax assets are recognized to the extent realization of such benefits are more likely than not.

         Long-Term Receivables and Notes Receivable-WCTP

         The realizability of the long-term receivables and notes receivable-Warbasse Cogeneration Technologies Partnership L.P. ("WCTP") is evaluated by the Company by review of the present value of the currently expected future cash flow from the Warbasse facility.

         Per Share Data

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the number of weighted-average common shares outstanding for the period. Diluted earnings per share reflects the number of weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income (loss) from continuing operations before extraordinary gain. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the years ended February 28, 2000, 1999 and 1998:

                                                           Fiscal 2000            Fiscal 1999            Fiscal 1998
                                                        -----------------     ------------------     ------------------
Weighted average number of
Common shares outstanding                                     15,020,015             14,881,280             14,776,882

Average of unreleased ESOP
Shares                                                         (314,701)              (595,174)              (754,495)
                                                        -----------------     ------------------     ------------------

Weighted average number of
Common shares outstanding - basic                             14,705,314             14,286,106             14,022,387

Dilution (warrants and options)                                  625,473             --                      1,538,738
                                                        -----------------     ------------------     ------------------

Weighted average number of common
Share and common share equivalents
outstanding - diluted                                         15,330,787             14,286,106             15,561,125
                                                        =================     ==================     ==================

         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         The following chart summarizes the number of options and warrants not included in the computation of diluted earnings per share for fiscal 2000, 1999 and 1998, as the results would have been antidilutive. The options and warrants expire between April 2000 and April 2009.

--------------------------------------------------------------------------------------------------
                                      Fiscal 2000             Fiscal 1999             Fiscal 1998
--------------------------------------------------------------------------------------------------
Options and Warrants                    1,696,992               3,141,256                 175,000
--------------------------------------------------------------------------------------------------
Price Range                       $5.88 to $11.00         $4.50 to $11.00        $9.63 to $11.000
--------------------------------------------------------------------------------------------------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, marketable securities, cash in escrow, accounts and other receivables, accrued expenses, accounts payable and projects payable approximate fair value, principally because of the short maturity of these items. The fair value for long-term receivables and notes receivable-WCTP are not practical to estimate based on the inability to estimate the exact maturity and cash flows of these receivables (see Note 5 for terms). For minority interest in partnership (see Note 16 for terms), there is no quoted market price, and a reasonable estimate of fair value could not be made without incurring excessive costs. The project notes payable are stated at fair value based on rates and terms currently available to the Company.

         Cash in Escrow

         Included in cash in escrow, current portion are amounts to be used to pay construction payables as of February 28, 2000 and 1999. Included in cash in escrow, long term are amounts related to construction of the Big
Spring and Trinidad projects and various reserves. Cash held in escrow in foreign institutions amounted to approximately $2,976,000 as of February 28, 2000.

         Intangible Assets

         Included in Intangible Assets are deferred financing costs, finders' fees, a power purchase agreement ("PPA") and other costs related to acquisition and development of the projects. Such costs are being amortized over their estimated useful lives.

         Reclassifications

         Certain amounts in the 1999 and 1998 consolidated financial statements were reclassified to conform to the 2000 presentation. In addition, certain amounts were reclassified between additional paid-in capital and deferred compensation retroactively as of February 28, 1997 on the accompanying consolidated statement of stockholders equity.


         Significant New Accounting Pronouncements

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

         The BNY facility supplies Consolidated Edison Company of New York, Inc. ("Con Ed") with both electricity and steam under a 40 year contract. The facility also supplies energy to the host industrial park and to an adjacent waste water facility.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The profit sharing and ownership percentages in the B-41LP partnership agreement, as amended, are as follows:

           (1) RV Associates L.P. ("RVA"), whose limited partner, RRR'S Ventures Ltd., ("RRR'S") and general partner are controlled by the Chairman of the Company, is a 5% general partner. B-41 Management Corporation ("B-41MC"), a wholly owned subsidiary of York, is also a 5% general partner.

           (2) RVA is also a 15% limited partner. RVA contributed a PPA totaling 40 MW.

           (3) Cogeneration Technologies, Inc. ("Cogen"), a wholly owned subsidiary of York, is a 22% limited partner. Cogen contributed a PPA totaling 40 MW.

           (4) York Cogen Partners L.P. ("YCP") is a 53% limited partner. RRR'S Ventures Ltd. is the 10% general partner of YCP, and York is the 90% limited partner in YCP. YCP contributed a PPA totaling 90 MW.

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

         Through February 28, 2000 BNYLP has incurred both book and tax losses. Accordingly, since B-41LP accounts for its investment in BNYLP under the equity method, and has no funding obligations to BNYLP, B-41LP has recorded no losses.

         The summarized financial information of BNYLP as of, and for the years ending December 31, 1999 and 1998, which were audited by a firm other than the Company's auditors, is as follows:


                                                1999             1998
                                                ----             ----


           Current Assets                   $ 27,235,000     $ 27,622,000
                                            ============     ============
           Non Current Assets               $460,103,000     $474,820,000
                                            ============     ============
           Current Liabilities              $ 31,886,000     $ 24,603,000
                                            ============     ============
           Non Current Liabilities          $507,544,000     $500,285,000
                                            ============     ============
           Partners' Deficiency             $(52,092,000)    $(22,446,000)
                                            ============     ============
           Total Revenues                   $129,691,000     $131,915,000
                                            ============     ============
           Net Loss                         $(29,647,000)    $(16,706,000)
                                            ============     ============

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Long-term project financing for the BNY facility consists of $100 million aggregate principal amount of Senior Secured Bonds Due 2020 and $307 million aggregate principal amount of New York City Industrial Development Agency Industrial Development Revenue Bonds due from 2022 to 2036. The Company provided no guarantees with regard to this financing, and has no obligation to provide funding of any sort. As a result of this financing, and as compensation for services rendered, the Company received a fee of $6 million from Mission, which was included in revenues in the fourth quarter of fiscal 1998. The Company also expects to receive continuing general partner and other fees over the 40 year life of the project.

         In March 1997, the Company settled all of its obligations related to this project with a financing entity for $2,750,000, plus other consideration (see Note 5).

         In consideration for certain development services for the BNY facility performed by the Company, RVA assumed the obligation for certain loans from Mission totaling $6,750,000 which are repayable only from amounts received from third party BNYLP financings or BNY facility operating cash flow. In addition, RVA accepted a reduced share of development fees and reimbursements.

         In prior years, a commission revenue of $3,460,000 was deferred, which represented one half of the nonrefundable commission deferred until the equipment upon which the commission was earned was placed in service. In each of fiscal 2000, 1999 and 1998, $173,000 was recognized as revenue. The deferred balance will be recognized over the remaining estimated useful life of the related equipment of twenty years.

         In accordance with the BNYLP partnership agreement, the Company provides engineering services for BNYLP. During fiscal 2000, 1999, and 1998, the Company performed engineering services of approximately $253,000, $444,000, and $465,000, respectively, which are reflected in revenues and cost of revenues. At February 28, 2000 and 1999, the Company had receivables from BNYLP of approximately $37,000, and $88,000, respectively, related to engineering services. These amounts are included in other receivables - related parties and were fully collected subsequent to the respective year-ends.

         Commencing December 1, 1996 through December 31, 1997, BNYLP paid general partner fees to B-41LP equal to 2.5% of gross monthly revenues of the BNY project. B-41LP in turn paid a general partner fee of 1.25% of gross monthly revenues to each of B-41MC and RVA. Pursuant to the amended partnership agreement, the general partner fee was reduced to .5% of gross revenues for the four years commencing January 1, 1998. In the years ended February 28, 2000, 1999 and 1998, B-41MC recognized general partner fees of approximately $336,000 $320,000, and $1,355,000 respectively, with receivables of approximately $209,000 and $170,000 at February 28, 2000 and 1999, respectively, which were fully collected subsequent to the respective year ends. Royalty fees of approximately $6,047,000, $5,761,000 and $1,078,000 were recognized during fiscal 2000, 1999 and 1998, respectively. These royalties, which are equal to 4.5% of gross revenues, commenced in January 1998, and will continue for four years. RVA has agreed not to share in these royalties (see Note 16).

         In February 1997, the general contractor of the Brooklyn Navy Yard facility brought an action in California against BNYLP seeking damages of $137 million for amounts owed under the turnkey contract and denying liability under various claims. BNYLP responded to the complaint, denying all the allegations contained therein and commenced an action in New York against the general contractor denying any liability under the turnkey contract and seeking damages in excess of $13 million pursuant to various counterclaims. In addition, BNYLP has been named as one of the defendants in another action relating to the construction activity of the Brooklyn Navy Yard facility. Although it is a general partner of BNYLP, B-41LP was not served in these complaints and is not a party to any of the actions. Mission has agreed to indemnify both BNYLP and B-41LP against any costs resulting from the Contractor's action. B-41LP has agreed to reimburse Mission for 25% of the excess over $10 million of such costs, if any, with an aggregate limit of $10 million, payable solely out of B-41LP's partnership fees and distributions and further limited to $1 million per year for 1998, 1999 and 2000, and $2 million per year thereafter. As of

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2000, Mission has not incurred any of the above-mentioned costs, and therefore, no reimbursements have been required.

         On August 4, 1998, B41LP's right to receive distributions from BNYLP was assigned to Brooklyn Navy Yard Power LLC, which is wholly owned by B41LP, pursuant to the Portfolio Project Bond Financing (See Note 11).

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

5.       Warbasse Facility

         The Company, through an operations and maintenance agreement, operates the Warbasse facility, supplying on a continuous basis all the thermal and electric energy needs of the host, Amalgamated Warbasse Houses, Inc., and supplying up to the full capacity requirements of its electric power contract with Con Edison, when dispatched. During fiscal 2000, 1999, and 1998, the Company recognized revenues and cost of revenues of approximately $7,700,000, $5,500,000, and $7,200,000, respectively, for operations and maintenance services. These revenues and cost of revenues include a reimbursement of general and administrative expenses equal to 20% of direct costs incurred.

         On July 27, 1994, B-41LP purchased from Sanwa Business Credit Corp. ("SBCC") the note obligation of WCTP to SBCC together with all related collateral and ancillary rights owned by SBCC. In payment, SBCC would have received a share of the cash flow (net of royalty and G.P. fees), if any, from the BNY facility. The note obligation of WCTP to B-41LP (the "YCP Note") of $28,522,000 has been included in Long-term note receivable - WCTP. This obligation is payable from a portion of the net operating cash flow of the Warbasse project. On December 1, 1996, this note was assigned to YCP by B-41LP. The YCP Partnership Agreement was amended to provide that the amounts received by YCP in respect of the note obligation shall be distributed 74.7% to York and 25.3% to RRR'S, its minority partner, which are the same distribution percentages as were held by York and affiliates of RRR'S in B-41LP.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On August 1, 1996, the Warbasse facility was transferred by Cogen to WCTP, in exchange for a note receivable of $28,808,535. The note receivable represents the total construction cost of the facility, plus other amounts owed by WCTP to the Company. Therefore, the caption Long-term notes receivable-WCTP on the consolidated balance sheets consists of:

                          YCP Note                    $28,522,000
                          Cogen Note                   28,808,535
                                                      -----------
                                                      $57,330,535
                                                      ===========

         On August 4, 1998, the YCP Note was assigned to Warbasse Power II LLC, a majority owned subsidiary of the Company, and the Cogen Note was assigned to Warbasse Power I, LLC, a wholly owned subsidiary of the Company, pursuant to the Portfolio Financing (see Note 11).

         Interest income on these notes amounted to approximately $4,411,000, $4,344,000, and $4,510,000 for fiscal 2000, 1999, and 1998, respectively.

6.       Receivables - Related Parties

         Other receivables - related parties at February 28, 2000 and 1999 consist of the following:

                                                       2000            1999
                                                       ----            ----
Service and other receivables - WCTP                $2,493,124       $647,934
Engineering service and general
   partner and royalty fee receivables -BNYLP        2,131,919      1,784,979
                                                    -----------    ----------

Total                                               $4,625,043     $2,432,913
                                                    ===========    ==========

         Included in long-term receivables-WCTP are receivables related to operations and maintenance services, interest income and certain advances. These amounts are non-interest bearing.

7.       Property, Plant and Equipment

         Property, plant and equipment at February 28, 2000 and 1999 consist of the following:

                                                          2000           1999
                                                          ----           ----
Plant                                              $ 135,525,409     $        -
Machinery and Equipment                                  449,560        812,559
Furniture and Fixtures                                   212,224        209,779
Motor Vehicles                                           225,421        374,573
Leasehold Improvements                                   531,906         50,731
                                                   -------------     ----------
                                                     136,944,520      1,447,642
Less: Accumulated depreciation and amortization       (2,132,836)    (1,106,707)
                                                   -------------     ----------
                                                   $ 134,811,684     $  340,935
                                                   =============    ===========

8.       Facilities and Projects

         a)       Big Spring Wind Energy Facility

         On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a 15 year PPA with Texas Utilities Electric Company ("TU"), with two five year renewal options. York achieved commercial operation of this windpower project in May 1999 in accordance with the PPA.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The facility has a capacity of 34 MW and includes 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines. At February 28, 2000, and 1999, the total costs capitalized related to the development and construction of this project were approximately $43,914,000 and $29,416,000, respectively, which are included in property, plant and equipment and construction in progress, respectively.

         b)       Trinidad Power Project

         On February 12, 1998, InnCOGEN Limited ("InnCOGEN"), a wholly owned indirect Trinidadian subsidiary of York, signed a 30 year PPA with Trinidad and Tobago Electricity Commission ("T&TEC"), the government owned transmission and distribution company, under which T&TEC will purchase the bulk of the project output. The Company constructed a 225 MW natural gas fueled combustion turbine project which began commercial operation in September 1999 in accordance with the PPA. At February 28, 2000 and 1999, the total costs capitalized that relate to the development and construction of this project were approximately $91,612,000, and $68,734,000, respectively, which are included in property, plant and equipment and construction in progress, respectively.

         Revenues from the Trinidad Power Project for fiscal 2000 were approximately $9,300,000.

         c)       West Texas Project

         On February 26, 1999, West Texas Renewables Limited Partnership ("West Texas L.P.") signed a PPA with Texas Utilities Electric Company ("TU Electric") for 6.6MW of capacity from a wind energy facility located on property adjacent to the Big Spring facility.

         The PPA requires TU Electric to buy all of the power generated by the facility for 15 years plus options for two additional five year periods, in a similar manner to the Big Spring facility.

         West Texas LP, is a partnership in which a subsidiary of York is a 1% general partner and Primesouth Inc., a subsidiary of SCANA Corporation, is a 99% limited partner. The Company accounts for its general partner interest on the equity method. Primesouth, Inc. purchased its limited partnership interest for a capital contribution which was used to fund York's construction of the wind turbine facility, as well as to pay York for supervising construction and to reimburse York for certain expenses incurred in developing the project. The total amount earned during the year ended February 28, 2000 was approximately $1,388,000. The West Texas Wind facility was completed in June 1999, achieved commercial operation and was transferred to West Texas L.P.

9.       Intangible assets, net

         Intangible assets, net at February 28, 2000 and 1999 consist of the following:



                                                2000              1999
                                                ----              ----
Deferred Financing Costs                    $ 8,434,264     $   8,213,604
Project Acquisition Costs                    11,214,862        11,214,862
Power Purchase Agreement                      1,500,000         1,500,000
                                           ------------     -------------
                                             21,149,126        20,928,466
Less: Accumulated amortization               (3,264,993)       (1,106,775)
                                           ------------     -------------
                                            $17,884,133     $  19,821,691
                                           ============     =============

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      Accrued Expenses and Other Payables

         Accrued expenses and other payables at February 28, 2000 and 1999 include:

                                                           2000          1999
                                                           ----          ----
Accounts payable                                       $3,690,000    $  895,000
Professional fees                                         551,000     1,206,000
Accrued pension and payroll costs                         431,000       769,000
Interest payable to bondholders                         6,050,000     6,050,000
Other                                                   1,315,000       207,000
                                                     ------------    ----------
Total accrued expenses and other payables             $12,037,000    $9,127,000
                                                     ============    ==========

11.      Portfolio Project Bond Financing

         On August 4, 1998, a $150 million, 12%, portfolio project bond financing due October 30, 2007 (the "Bond Financing") was completed by York Power Funding (Cayman) Limited ("Funding Company"), a special purpose unaffiliated limited liability company formed for the purpose of issuing the Bonds. Through the issuance of project notes to the Funding Company, approximately $102 million of the proceeds of the Bond Financing were used to fund the balance of construction costs on the Big Spring and Trinidad power projects. The remaining $48 million was used as follows: (a) $15 million was placed in escrow to fund a debt service reserve fund, (b) $4.5 million was placed in escrow to fund a contingency reserve subfund, (c) approximately $3.25 million was placed in escrow to fund interest during the construction period,
(d) $4.5 million was used to fund financing costs related to the offering, and
(e) $20.75 million was paid to the Company for general corporate purposes and future development activities.

         The terms of the project notes are identical to the terms of the Bond Financing. The Bond Financing is non-recourse to York and collateralized by all of the assets and future cash flow of the 225MW Trinidad power project, and the 34 MW Big Spring windpower project and certain assets and cash flow related to the Brooklyn Navy Yard and Warbasse projects. The book value of the collateralized assets is approximately $193 million at February 28, 2000.

         Pursuant to the terms of the Bond Financing, an aggregate of 10% of the net equity distributions, if any, to be received by certain York subsidiaries from the projects that pledged cash flow or assets as collateral for the Bond Financing will be paid to the bondholders. In addition, York entered into a covenant agreement with the bond trustee, whereby York agreed to certain limitations, as long as the bonds are outstanding, on incurring new debt, granting of new liens, declaring cash dividends in excess of $.01 per share, and continuing a business or activity that incurs net losses, as defined. Pursuant to the Bond Financing, the Funding Company was obligated to register the bonds. Failure to register the bonds could result in an additional .5% interest on the bonds and the project notes payable.

         As a result of the Bond Financing, approximately $8,434,000 of deferred financing costs were incurred. These deferred financing costs are being amortized over the life of the Bond Financing. Amortization for the years ended February 28, 2000 and 1999 was $769,000 and $447,000, respectively.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      Stockholders' Equity

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

         Incentive Stock Option ("ISO") Plan

         In 1982, the Company authorized 1,400,000 qualified stock options, which have all been granted. The 1982 Plan expired on April 26, 1992. In September 1993, the Company adopted the 1993 ISO Plan, authorizing a total of 3,000,000 qualified and nonqualified stock options, of which 2,632,500 qualified stock options were granted to employees, and 37,400 nonqualified stock options were granted to two consultants to the Company. In July 1999, the Company adopted the 1999 ISO Plan, authorizing a total of 2,500,000 qualified and non-qualified stock options, of which 120,000 qualified stock options were granted to employees. In September 1998, 470,000 options previously granted to certain employees were cancelled, and new options were issued at the fair market value on that date.

         Options granted under these plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under the stock option plans will expire not more than ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock at the date of the grant. These options vest over a three or five year period.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("FAS 123"). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed by FAS 123, the Company's net income and income per share would be decreased to the pro forma amounts indicated below for the years ended February 28, 2000, 1999, and 1998:


Year ended February 28, 2000                                   As Reported                Pro forma
----------------------------                                   -----------                ---------
Income (loss):
    Income from continuing operations                          $   3,584,799             $  2,752,774
    Net loss                                                   $( 31,141,588)            $(31,973,613)
Income (loss) Per Share:
Basic:
    Income from continuing operations                                  $0.24                    $0.19
    Net loss                                                          $(2.12)                  $(2.17)

Diluted:
    Income from continuing operations                                  $0.23                   $ 0.18
    Net loss                                                          $(2.03)                  $(2.09)


Year ended February 28, 1999:
Loss:
     Loss from continuing operations                           $  (1,217,115)            $ (2,350,782)
     Net loss                                                  $  (5,989,643)            $ (7,123,310)
Loss Per Share:
Basic:
    Loss from continuing operations                                   $(0.09)                  $(0.16)
    Net loss                                                          $(0.42)                  $(0.50)

Diluted:
    Loss from continuing operations                                   $(0.09)                  $(0.16)
    Net loss                                                          $(0.42)                  $(0.50)


Year Ended February 28, 1998
Income:
     Income from continuing operations                         $   4,134,137             $  3,541,840
     Net income                                                $  12,043,779             $ 11,451,582
Income Per Share
Basic:
      Income from continuing operations                                $0.29                    $0.25
      Net income                                                       $0.86                    $0.82

Diluted:
      Income from continuing operations                                $0.27                    $0.23
      Net income                                                       $0.77                    $0.74

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before March 1, 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 2000, 1999, and 1998:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    For the Year Ended February 28,
                                          2000                  1999                     1998
                                          ----                  ----                     ----
Volatility                                 53%                   51%                      71%
Risk Free Rate                            5.54%                 5.11%                    6.77%
Expected Life                           10 years              10 years                 10 years
Forfeiture Rate                             0%                    0%                       8%

         The weighted average fair value of options granted during fiscal 1999, 1998 and 1997, for which the exercise price equals the market price on the grant date, was $3.25, $2.25, and $5.61, respectively, and the weighted average exercise price was $4.64, $3.31, and $6.88, respectively.

         Stock option activity during fiscal 2000, 1999 and 1998 is summarized below:

                                                                                       Weighted-Average
                                                                 Options                Exercise Price
                                                                 -------               ----------------
                 Balance, February 28, 1997                     1,745,827                    4.90
                 Granted                                          451,500                    6.88
                 Exercised                                       (154,219)                   4.36
                 Canceled                                        ( 40,000)                   7.44
                                                                ---------
                 Balance, February 28, 1998                     2,003,108
                 Granted                                        1,270,000                    3.31
                 Exercised                                       ( 49,850)                   4.13
                 Canceled                                        (690,000)                   7.05
                                                                ---------
                 Balance, February 28, 1999                     2,533,258
                 Granted                                           125,000                   4.64
                 Exercised                                        (251,630)                  3.13
                 Cancelled                                        (288,122)                  3.07
                                                                ---------
                 Balance, February 28, 2000                     2,118,506
                                                                =========

         At February 28, 2000, 1999, and 1998, 1,474,006, 1,853,125, and
1,460,980, options, respectively, were exercisable.

         The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                 Weighted-
                                                   Average
            Range of                             Remaining           Weighted-                              Weighted-
            Exercise               Number      Contractual             Average              Number            Average
              Prices          Outstanding     Life (Years)      Exercise Price         Exercisable     Exercise Price
        ------------          -----------     ------------      --------------         -----------     --------------
         $3.00-$4.50            1,482,223             7.99               $3.29             983,223               3.27
         $4.51-$6.75              469,983             1.97               $3.80             357,483               4.99
        $6.76-$10.00              166,300             4.05               $7.44             133,300               7.58
                                ---------                                                ---------
                                2,118,506                                                1,474,006
                                =========                                                =========

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

         The following table summarizes information concerning currently outstanding stock warrants:

                                         Issued Year Ended February 28,
                                                                                   Warrants
                                                                                   Outstanding at
      Issued to                         1998            1999           2000        February 28, 2000
                                        ----            ----           ----        -----------------
      Robert M. Beningson                  ---             ---            ---               700,000
      Stanley Weinstein                 20,000          20,000            ---                60,000
      Howard Sommer                     20,000          20,000            ---                40,000
      Harvey Schultz                       ---          20,000            ---                20,000
      Frederic S. Berman                   ---          20,000            ---                20,000
                                        ------         -------           -----            ---------
      Total Directors                   40,000          80,000            ---               840,000
      Other Consultants and
      former Directors                     ---          50,000            ---             1,328,711
                                        ------         -------           -----            ---------
      Totals                            40,000         130,000            ---             2,168,711
                                        ======         =======           =====            =========

         The above warrants were granted at prices ranging from $3.313 to $11.00, and expire from April, 2000 through December, 2008. For fiscal 1999, the Company recorded an expense of $120,000 relating to the issuance or modification of warrants issued to consultants.

         The Company issued common stock purchase warrants in connection with the settlement of litigation in 1993. As of February 28, 2000 and 1999, there were outstanding Class B Warrants evidencing the right to purchase 101,980 and 117,907 shares, respectively, which had the following attributes: (i) an exercise price of $6.15; and (ii) the Company had the right to reduce the exercise price at any time. Pursuant to an agreement dated October 31, 1997, the Company redeemed 10% of outstanding B Warrants in April, 1998 at $11.50 per warrant, and an additional 10% on April 1, 1999 and the balance was to be redeemed on April 1, 2000 at $11.50 per warrant (this has been extended to November 1, 2000 at $12.00 per warrant). The redemption obligation is secured by a 17.5% limited partnership interest in BNYLP, held by B-41LP. The Company is accreting the redemption obligation from the period of the revised settlement through the final redemption dates. During the years ended February 28, 2000, 1999 and 1998, the Company recorded expenses of approximately $464,000, $683,000 and $301,000, respectively, relating to this redemption.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      Employee Benefit Plans

         Employee Savings Plan

         The Company maintains a 401(k) plan which allows employees of the Company to defer a portion of their earnings on a pre-tax basis through contributions to the 401(k) plan up to limits specified by the IRS. The Company, may at its discretion, make a contribution to the 401(k) plan. To date, the Company has elected not to contribute to the 401(k) plan.

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

         Pension cost for the years ended February 28, 2000, 1999, and 1998 include the following components:

                                                           2000                       1999                        1998
                                                           ----                       ----                        ----
Service cost - benefits earned
during the current period                                $51,876                   $ 51,099                     $33,967

Interest cost on projected benefit
obligation                                                80,388                     94,837                     109,857


Expected return on plan assets                           (36,059)                   (71,245)                    (78,495)


Net amortization and deferral                             47,962                     32,992                      30,076
                                                        --------                   --------                     -------

Net pension cost                                        $144,167                   $107,683                     $95,405
                                                        ========                   ========                     =======

         For all periods presented, the weighted average discount rate was 8.5% and the rate of increase in future compensation levels was 3%, which were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets is 8.5%.

         The following tables set forth the plan's benefit obligations and change in plan assets as of February 28, 2000 and 1999:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            2000                           1999
                                                                            ----                           ----
Change in benefit obligation:
Benefit obligation at beginning of year                                     $945,739                     $1,115,731

Service cost                                                                  51,876                         51,099

Interest cost                                                                 80,388                         94,837

Actuarial gain                                                                31,232                        150,950

Benefits paid                                                                (26,497)                      (466,878)
                                                                           ---------                      ---------

Benefit obligation at end of year                                          1,082,738                        945,739
                                                                           ----------                     ---------

Change in plan assets:
Fair value of plan assets at beginning of year                               375,365                        693,325

Actual return on plan assets                                                  15,960                         18,436

Employer contribution                                                        165,446                        130,482

Benefits paid                                                                (26,497)                      (466,878)
                                                                           ---------                      ---------

Fair value of plan assets at end of year                                     530,274                        375,365
                                                                           ---------                      ---------

Funded status                                                              (552,464)                      (570,374)

Unrecognized net actuarial loss                                              305,985                        288,108

Unrecognized transition amount                                                68,422                         82,931
                                                                           ---------                      ---------

Accrued benefit cost                                                       $(178,056)                     $(199,335)
                                                                           =========                      =========


         Employee Stock Ownership Plan

         During 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP") that covers substantially all employees. The Company utilizes the provisions of Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). The following table presents the number of shares of common stock, which were unregistered at the time and subsequently registered, that the ESOP purchased from the Company, at prices which represented 70% of the NASDAQ closing prices at the date of purchase:


      Purchased in Fiscal Year                   # Shares Purchased                 Purchase Price
      ------------------------                   ------------------                 --------------
      1996                                             288,500                        $ 1,092,219

      1993 and prior                                 3,500,000                         13,370,000
                                                     ---------                        -----------

                                                     3,788,500                        $14,462,219
                                                     =========                        ===========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Management believes the valuation represented the fair market value of the unregistered shares on those dates.

         The Company contributed approximately $708,000, $678,000 and $593,000, to the ESOP during fiscal 2000, 1999, and 1998, respectively. The Company makes annual contributions to the ESOP as determined by the Board of Directors and subject to certain limitations dictated by tax regulations.

         To purchase the shares from the Company, the ESOP borrowed funds from the Company. Repayment of these loans has been and is expected from employer contributions, borrowing by the ESOP from third parties, and by sale of unreleased ESOP shares to third parties. The Company has recorded all amounts loaned to the ESOP as deferred compensation, a contra-equity account, and has included the third party loans to the ESOP in other long-term liabilities. Certain of the unreleased ESOP shares are used as collateral for a third party loan to the ESOP which was repaid in full subsequent to February 28, 2000.

         During the quarter ended August 31, 1993, the ESOP borrowed $1,150,000 from third parties. These funds, along with an additional $12,987,000 generated through February 28, 2000 by the sale of the Company's stock owned by the ESOP, were used to repay the demand purchase money loans due to the Company. The $1,150,000 initially borrowed by the ESOP was included in other long-term liabilities and as deferred compensation, a contra-equity account, and had a balance of approximately $601,000 at February 28, 2000 and 1999 as a result of repayments by the ESOP.

         ESOP shares are released and allocated to participant accounts based upon Company contributions and certain payments made to reduce ESOP debt to the Company. The Company reports compensation expense as shares are committed to be released equal to the current market price of the shares, and the shares then become outstanding for earnings-per-share ("EPS") computations.

         A summary of the ESOP shares, at February 28, 2000 and 1999 is as follows:


                                                      2000          1999
                                                      ----          ----
           Allocated shares                          714,428       575,027

           Shares released for allocation            151,519       139,401

           Unreleased shares                         282,737       558,129
                                                  ----------    ----------
                                                   1,148,684     1,272,557
                                                  ==========    ==========
           Fair value of unreleased shares        $  901,224    $2,511,581
                                                  ==========    ==========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      Income Taxes

         The provision for income taxes, for each of the three years in the period ended February 28, 2000 is as follows:

                                               2000                  1999                1998
                                               ----                  ----                ----
Current:
Federal                                    $  (457,000)         $  (309,841)         $ 1,734,000
State and local                              1,599,000              290,288              898,000
                                           -----------          -----------          -----------
                                             1,142,000              (19,553)           2,632,000
                                           -----------          -----------          -----------
Deferred:
Federal                                        694,000             (412,825)            (621,059)
State and Local                             (1,836,000)            (871,432)              14,000
Foreign                                           --               (105,000)                --
                                           -----------          -----------          -----------
                                           $(1,142,000)         $(1,389,257)         $  (607,059)
                                           -----------          -----------          -----------
Tax benefits allocated directly to
  additional paid-in capital:
Federal                                           --                 34,000              590,000
State and local                                   --                 14,000               64,000
                                           -----------          -----------          -----------
                                                  --                 48,000              654,000
                                           -----------          -----------          -----------
Provision                                        $ -0-          $(1,360,810)         $ 2,678,941
                                           ===========          ===========          ===========

         The Government of Trinidad and Tobago granted InnCOGEN a tax holiday, which includes relief from corporation income and certain other taxes for 8 years after September 9, 1999.

         At February 28, 2000, the Company has a net operating loss carryforward, for Federal income tax purposes, of approximately $53 million which expires through February 28, 2020. After carrybacks to the fiscal years ended February 28, 1997 and 1998, the Company has approximately a $40 million alternative minimum tax net operating loss carryforward, which also expires through February 28, 2020. The difference between the loss carryforward amounts is attributable to adjustments required in the alternative minimum tax computation.

         Internal Revenue Code Section 382 places a limitation on the utilization of carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The reconciliation between the effective tax rate and the statutory Federal income tax rate for each of the three years in the period ended February 28, 2000 is as follows:

                                                                   2000              1999               1998
                                                                   ----              ----               ----
   Amount computed using the statutory rate                     $1,219,000        ($876,495)         $2,316,000

   Increase (reduction) in taxes resulting from:

   Wind tax credit                                              (1,553,000)           --                 --

   Imputed interest on loans                                        --               56,000             (4,000)

   Nondeductible expenses                                           --              989,000            391,000

   Canadian subsidiary                                              --           (1,147,000)            80,000

   Intangibles                                                      --             (102,000)            49,000

   Valuation allowances on other temporary
   differences                                                      --                --              (658,000)

   State and local taxes, net of federal
   tax benefit and state loss carryforwards                        273,000         (428,000)            644,000

   Alternative minimum tax                                          --                --                20,000

   Other                                                            61,000          147,685            (159,059)
                                                                ----------      -----------          ----------

                                                                    -0-         ($1,360,810)         $2,678,941
                                                                ==========      ===========          ==========



                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The components of the net current deferred tax asset and long-term deferred tax asset (liability) at February 28, 2000 and 1999 are as follows:



Deferred tax assets (liabilities) - Current                 2000                 1999
-------------------------------------------                 ----                 ----
Loss carryforwards                                            --            $  5,716,000
Marketable Securities                                 $   (353,800)                 --
Credit carryovers                                             --                 539,000
Accrued expenses                                         8,568,000               579,000
Other                                                         --                   2,000
                                                      ------------          ------------
                                                         8,214,200             6,836,000
                                                      ------------          ------------
Deferred tax assets (liabilities) Non-current
---------------------------------------------
Loss carryforwards                                      22,019,000                  --
Credit carryovers                                        2,092,000                  --
Long-term note receivable -WCTP                         (8,491,100)           (8,491,100)
Partnership items                                         (402,000)             (488,000)
Depreciation and amortization                           (6,631,900)           (2,524,000)
                                                      ------------          ------------
                                                         8,586,000           (11,503,100)
                                                      ------------          ------------

                                                        16,800,200            (4,667,100)
Valuation allowance                                     (2,584,000)                 --
                                                      ------------          ------------
Net deferred tax asset (liability)                    $ 14,216,200          $ (4,667,100)
                                                      ============          ============


             The Company paid income taxes for:
             Year ended February 28, 2000               $  157,000
             Year ended February 28, 1999               $1,547,000
             Year ended February 28, 1998               $1,192,000


15.      Lease Obligations

         The Company has a lease for its office space which expires on June 30, 2003. On July 1, 1998, the Company exercised an option to increase its space to 16,700 square feet.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         All rental payments on the leases are calculated as the greater of the leases' minimum payment or a percentage of the gross revenues derived from the wind turbines.

         In June 1998, InnCOGEN entered into a lease to sublease the land on which the Trinidad Project was built. The sublease has an original term of 32 years. The rent is $.40 per square meter per year for the first five years and $.50 per square meter per year for the second five years. Total square meters leased is approximately 33,000. Thereafter, the rent is to be adjusted in five-year intervals based on the consumer price index. However, the rent cannot be less than the rent for the preceding five-year period or increase by more than 10%.

         Total rent expense for operating leases was approximately $720,000 in fiscal 2000, $641,000 in fiscal 1999, and $367,000 in fiscal 1998.

         Future minimum annual rental payments for operating leases having terms of more than one year at February 28, 2000 are as follows:


                                                   Operating
                                                     Leases
                                                   ---------
                 2001                               $828,000
                 2002                                805,000
                 2003                                795,000
                 2004                                680,000
                 2005                                681,000
                 Thereafter                        2,382,000
                                                   ---------
                 Total minimum lease payments     $6,171,000
                                                  ==========


16.      Related Party Transactions

         In fiscal 2000, 1999, and 1998, the Company paid Mr. Weinstein $24,000 per year for directors fees, and in each of fiscal 1999 and 1998, granted warrants to purchase 20,000 shares per year of the Company's common stock at $3.31 and $7.31 per share, respectively. During fiscal 2000, 1999 and 1998, the Company paid Mr. Sommer $24,000, $24,000 and $10,000, respectively, for directors fees, and granted warrants to purchase 20,000 shares of the Company's common stock in each of fiscal 1999 and 1998 at $3.31 and $7.31 per share, respectively. During fiscal 2000 and 1999, the Company paid $24,000 and $6,000, respectively, to Mr. Schultz, and in fiscal 1999 and 1998, granted warrants to purchase 20,000 shares of the Company's common stock at $3.81 and $3.56 per share, respectively. During fiscal 2000 and 1999, the Company paid $24,000 and $4,000 to Mr. Berman and in fiscal 1999 and 1998 granted warrants to purchase 20,000 shares of the Company's common stock at $3.81 and $3.56 per share, respectively.

         Mr. Beningson, the Chairman and Chief Executive Officer of the Company, is President and a stockholder of RRR'S, which is a 25% general partner of WCTP, limited partner of RVA, and a 10% general partner of YCP. In fiscal 2000, 1999, and 1998, RVA was allocated approximately $555,000, $547,000 and $568,000, respectively, of the interest income on the YCP Note (see Note 5). In fiscal 1993, RVA received an advance distribution of $2,000,000 from B-41LP, which was charged against capital, concurrent with the allocation of income during fiscal 1998.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As discussed in Note 5, WCTP contracted with the Company to procure, construct, design and place in operation a cogeneration facility. The Company's Chairman and the Company's Chief Financial Officer are shareholders of the general partner of WCTP, which receives a general partners fee of 1% of WCTP revenues and an administrative services payment of 4% of WCTP revenues. In fiscal 2000, 1999, 1998, the general partner of WCTP received from WCTP approximately $495,000, $491,000, and $529,000, respectively, for general partner and administrative fees. The Company's Chief Financial Officer received an aggregate of $90,000, $86,000 and $72,000 in fiscal 2000, 1999 and 1998, respectively, from RRR'S and WCTP. The limited partners of WCTP are not related parties to the Company. The general partner may have the potential for substantial future distributions from WCTP but not until all senior debt has been paid.

         At February 28, 2000 and 1999 no amounts were owed to the Company by Mr. Beningson. At February 28, 1998 Mr. Beningson owed the Company $5,971,500 related to the exercise of warrants. On May 31, 1998 the Chairman paid $275,000 of the long-term note he owed to the Company. Also on May 31, 1998, an agreement was reached to facilitate and maximize the Bond Financing. The agreement was between the Company, YCP and the minority interests in YCP and B-41LP. Pursuant to this agreement, the minority interests have agreed to assign and subordinate their interests in various cash flows from the Brooklyn Navy Yard and Warbasse facilities to the bondholders.

         In addition, the minority interests in B-41LP have agreed as of January 1, 1998 to forego completely their 25.3% interest in the royalty to be received from the BNY facility. This royalty will continue through December 31, 2001 at a projected total amount of approximately $24 million, which is approximately $6 million per year.

         In exchange, the Company transferred the balance of the note due from the Chairman of $5,696,500 to a minority interest. This transfer resulted in a deferred charge on the Company's balance sheet. The deferred charge is being amortized partially over the life of the Bond Financing, and the balance over the remaining term of the BNY royalty agreement. Amortization for fiscal 2000 and 1999 was approximately $1,143,000 and $651,000, respectively.

17.      Discontinued Operations

         A.       Natural Gas Marketing

         As of February 28, 2000, NAEC discontinued its natural gas marketing business. On March 2, 2000, NAEC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. NAEC ceased the wholesale natural gas business as of February 28, 2000, but continued its retail natural gas business until it sold the retail business to Amerada Hess Corporation on April 20, 2000 for $250,000 payable between July 1, 2000 and December 31, 2000. Amerada Hess assumed all obligations in connection with the Syracuse office and equipment leases and hired all Syracuse personnel. The filing of Chapter 11 was necessitated by an extreme credit crunch which rendered NAEC unable to purchase natural gas to meet its commitments and unable to pay its creditors for natural gas previously delivered. (See Note 2).

         As of February 28, 2000, the Company accounted for the NAEC wholesale and retail natural gas marketing business as a discontinued operation, as well as the electric marketing business, which was discontinued previously.

         The natural gas marketing operations of NAEC are reflected as a discontinued operation for all periods presented. The operating results of the discontinued operation are summarized as follows:

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       For the Year Ended February 28,
                                                                       -------------------------------
                                                            2000                    1999                    1998
                                                            ----                    ----                    ----
    Revenues                                          $1,025,741,170           $967,829,511            $627,040,192
    Income (loss) before tax benefit                     (16,761,841)            10,384,366              (1,051,456)
    Tax provision (benefit)                               (5,727,834)             4,315,087                (424,788)
    Net Income (loss)                                   ($11,034,007)            $6,069,279               ($626,668)

         B.       Electric Marketing

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

         As a result, in August 1998, York determined that NAEC should discontinue the electric marketing business due to the volatility, lack of liquidity and unacceptable risk parameters. Operations ceased in December 1999, when all commitments were met.

         The electric marketing operations of NAEC are reflected as a discontinued operation for all periods presented. The operating results of the discontinued operation are summarized as follows:

                                                       For the Year Ended February 28,
                                          2000                     1999                    1998
                                          ----                     ----                    ----
Revenues                               $61,664,756             $242,903,270            $137,847,253
Loss before tax benefit                (10,337,843)             (17,527,807)             (1,405,206)
Tax benefit                             (3,520,522)             ( 6,686,000)               (567,703)
Net loss                               $(6,817,321)            $(10,841,807)           $   (837,503)

         C.       Net Assets (Liabilities) of discontinued operations

         As of February 28, 2000 and 1999 net assets and net liabilities of discontinued operations consisted mainly of trade accounts receivable and trade accounts payable.

         At February 28, 2000 and 1999, included in net assets (liabilities) from discontinued operations is a net amount receivable of approximately $3.6 million. NAEC is suing the debtor to recover the amounts receivable, and NAEC is being countersued by the debtor for matters relating to the obligation to deliver power. Management believes the amounts are fully recoverable, and no additional amounts are expected to be paid under the countersuit.

         In addition NAEC also maintains a line of credit that is collateralized by all of the assets of NAEC and is guaranteed by the Company. The line of credit bears interest at 1/2% per annum over the prime rate. NAEC has paid the line down to approximately $1,300,000 from collections of accounts receivable through May 31, 2000. Amounts outstanding as of February 28, 2000 and 1999 were approximately $11,800,000 and, $18,150,000, respectively.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         D.       Summary of Significant Accounting Policies

         The company recognized revenues from energy sales in the period in which the commodity was delivered. Inventory consists of natural gas held in storage. The Company accounts for its natural gas inventory using lower of cost or market, cost being determined using the average cost method.

18.      Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2000 and 1999 and reflect the natural gas and electric marketing operations as discontinued operations (in thousands of dollars except per share data).

                                                              For the Quarter Ended

Fiscal 2000                               May 31      August 31     November 30  February 28      Full Year
-----------                               ------     ----------    ------------  ------------     ---------
Total revenue                           $   3,465     $   3,138     $   7,195     $    8,735     $   22,533
                                        =========     =========     =========     ==========     ==========
Gross profit                                1,981         1,443         4,530          3,761         11,715
                                        =========     =========     =========     ==========     ==========
Income from continuing
 operations                                   575           558         2,169            283          3,585
Loss from discontinued
 operations                                  (100)       (5,133)       (3,185)       (26,308)       (34,726)
                                        ---------     ---------     ---------     ----------     ----------
Net income (loss)                       $     475     $  (4,575)    $  (1,016)    $  (26,025)    $  (31,141)
                                        =========     =========     =========     ==========     ==========

Earnings (loss) per share-Basic:
Continuing operations                   $    0.04     $    0.04     $    0.15     $     0.01     $     0.24
Discontinued operations                     (0.01)        (0.35)        (0.22)         (1.78)         (2.36)
                                        ---------     ---------     ---------     ----------     ----------
Net income (loss)                       $    0.03     $   (0.31)    $   (0.07)    $    (1.77)    $    (2.12)
                                        =========     =========     =========     ==========     ==========

Earnings (loss) per share - Diluted:
Continuing operations                   $    0.04     $    0.04     $    0.14     $     0.01     $     0.23
Discontinued operations                     (0.01)        (0.33)        (0.21)         (1.71)         (2.26)
                                        ---------     ---------     ---------     ----------     ----------
Net income (loss)                       $    0.03     $   (0.29)    $   (0.07)    $    (1.70)    $    (2.03)
                                        =========     =========     =========     ==========     ==========

                                                       For the Quarter Ended

Fiscal 1999                             May 31        August 31     November 30   February 28    Full Year
-----------                             ------        ---------     -----------   -----------    ---------

Total revenues                          $   1,394     $   1,709     $   1,610     $    1,525     $    6,238
                                        =========     =========     =========     ==========     ==========
Gross profit                                   29             1            (7)           207            230
                                        =========     =========     =========     ==========     ==========
Income (loss) from continuing
    operations                                369           284          (823)        (1,047)        (1,217)
Income (loss) from discontinued
   operations                                 334        (6,694)         (868)         2,455         (4,773)
                                        ---------     ---------     ---------     ----------     ----------
Net income (loss)                       $     703     $  (6,410)    $  (1,691)    $    1,408     $   (5,990)
                                        =========     =========     =========     ==========     ==========

Earnings (loss) per share - Basic:
Continuing operations                   $    0.03     $    0.02     $   (0.06)    $    (0.07)    $    (0.09)
Discontinued operations                      0.02         (0.47)        (0.06)          0.17          (0.33)
                                        ---------     ---------     ---------     ----------     ----------
Net income (loss)                       $    0.05     $   (0.45)    $   (0.12)    $     0.10     $    (0.42)
                                        =========     =========     =========     ==========     ==========

Earnings (loss) per share - Diluted
Continuing operations                   $    0.03     $    0.02     $   (0.06)    $    (0.07)    $    (0.09)
Discontinued operations                      0.02         (0.47)        (0.06)          0.17          (0.33)
                                        ---------     ---------     ---------     ----------     ----------
Net income (loss)                       $    0.05    ($    0.45)    $   (0.12)    $     0.10     $    (0.42)
                                        =========     =========     =========     ==========     ==========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.      Significant Customers and Contracts, Commitments and Contingencies

             Each of the power projects is dependent on one customer, typically a utility, for substantially all of its revenue.

             The Company has entered into an employment agreement with the Chief Executive Officer, which expires May 2004. Such agreement requires a minimum annual base salary and sets bonuses tied to pre-tax operating income.

             Three creditors of NAEC have instituted litigation against the Company, as follows:

             1. CNG Field Services Company and CNG Transmission Corporation, Plaintiffs against York Research Corp., Defendant, pending in the Supreme Court of the State of New York, County of New York, claiming damages of $3,416,686.99, plus interest.

             2. PG&E Energy Trading - Gas Corporation vs. York Research Corporation, in the District Court of Harris Texas, 133rd Judicial District. The Complaint does not allege any specific amount of damages, but claims actual damages, attorneys' fees, interest and court costs.

             3. El Paso Merchant Energy - Gas L.P., Plaintiff vs. York Research Corporation Defendant, in the District Court of Harris County, Texas, 157th Judicial District, claiming damages of $4,790,934.29 plus interest, attorney's fees and court costs.

             Included in NAEC's estimate of its total pre-petition obligations (see Note 2), NAEC has accrued its estimate of the maximum liability to these creditors. The actions have been stayed pending the NAEC Chapter 11 proceeding. The ultimate outcome of these litigations cannot be determined at this time.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


YORK RESEARCH CORPORATION
      (Registrant)


/s/Robert M. Beningson                           /s/Michael Trachtenberg
----------------------                           -----------------------
Robert M. Beningson                              Michael Trachtenberg
President, Chief Executive Officer               Executive Vice President
Chairman of the Board                            Chief Financial and Accounting
June 9, 2000                                     Officer, Secretary
                                                 June 9, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ Robert M. Beningson                          /s/ Harvey W. Schultz
---------------------------                      ---------------------
Robert M. Beningson                              Harvey W. Schultz
Director                                         Director
June 9, 2000                                     June 9, 2000


/s/ Stanley Weinstein                            /s/ Frederic S. Berman
---------------------                            ----------------------
Stanley Weinstein                                Frederic S. Berman
Director                                         Director
June 9, 2000                                     June 9, 2000


 /s/ Howard Sommer
------------------
Howard Sommer
Director
June 9, 2000