Form 10-Q
period 2000-05-31
YORK RESEARCH CORP
filed 2000-07-24
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             May 31, 2000
                                ---------------------------------

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                      to
                                --------------------   ----------------------

                       Commission file number       0-72
                                             ------------------

                            York Research Corporation
-----------------------------------------------------------------------------
                     (Exact name of registrant as specified)


            Delaware                                  06-0608633
-----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
of incorporation or organization)                 Identification No.)


       280 Park Avenue, Suite 2700 West,      New York, New York      10017
-------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code         (212) 557-6200
                                                    ---------------------------


              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                       -------   -------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 15,112,057.
-----------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               May 31,             February 28,
                                                                                2000                  2000
                                                                            -------------         -------------
                                                                             (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                             $   1,741,999         $   7,490,106
      Marketable securities                                                     1,508,000             1,199,600
      Trade accounts receivable                                                 3,954,946             4,301,512
      Other receivables - related parties                                       4,276,233             4,625,043
      Cash in escrow                                                            8,028,336            10,422,747
      Deferred tax asset                                                        8,109,200             8,214,200
      Other current assets                                                        452,869             1,118,751
                                                                            -------------         -------------
           Total current assets                                                28,071,583            37,371,959

Property, plant and equipment, net                                            133,530,536           134,811,684
Long-term receivables - WCTP                                                   15,553,396            14,333,941
Construction in progress                                                          330,788               280,956
Long-term notes receivable - WCTP                                              57,330,535            57,330,535
Intangible assets, net                                                         17,302,034            17,884,133
Deferred tax asset                                                              6,449,000             6,002,000
Other assets (including advances to employees of $765,482
         and $769,136, respectively)                                            1,861,270             1,871,023
                                                                            -------------         -------------
           Total assets                                                     $ 260,429,142         $ 269,886,231
                                                                            =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Project payables                                                      $   8,582,216         $  10,758,415
      Accrued expenses and other payables                                       6,384,397            12,037,342
      Income tax payable                                                          843,128               933,883
      Project notes payable - current portion                                   2,988,000             2,688,000
      Net liabilities of discontinued operations                               52,505,494            53,756,278
                                                                            -------------         -------------
           Total current liabilities                                           71,303,235            80,173,918

Project notes payable                                                         145,662,000           147,312,000
Other long-term liabilities                                                        53,610               654,635
Deferred revenue and other credits                                              2,897,750             2,941,000
                                                                            -------------         -------------
           Total liabilities                                                  219,916,595           231,081,553

Minority interest in partnership                                                2,955,350             2,801,860

Commitments and contingencies

Stockholders' equity
      Common stock, Class A, $.01 par value;  authorized 10,000,000
         shares; none issued                                                         --                    --
      Common stock, $.01 par value;  authorized 50,000,000 shares;
         issued 15,270,181 shares                                                 152,702               152,702
      Additional paid-in capital                                               68,702,128            68,702,128
      Accumulated deficit                                                     (29,413,698)          (29,993,869)
      Accumulated other comprehensive income (net of tax of $458,800
         and $353,800, respectively)                                              890,025               686,625
                                                                            -------------         -------------
                                                                               40,331,157            39,547,586
      Less:
      Treasury stock, at cost (158,124 shares)                                 (1,564,713)           (1,564,713)
      Notes receivable - sale of common stock                                    (463,669)             (463,669)
      Deferred compensation - ESOP                                               (745,578)           (1,516,386)
                                                                            -------------         -------------
           Total stockholders' equity                                          37,557,197            36,002,818
                                                                            -------------         -------------
           Total liabilities and stockholders' equity                       $ 260,429,142         $ 269,886,231
                                                                            =============         =============

   The accompanying notes are an integral part of these financial statements.

             YORK RESEARCH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MAY 31,

                                                                              (Unaudited)
                                                                       2000                 1999
                                                                   ------------         ------------
Revenues                                                           $  8,107,047         $  3,465,031

Costs of revenues                                                     3,943,548            1,483,858
                                                                   ------------         ------------

Gross profit                                                          4,163,499            1,981,173
                                                                   ------------         ------------
Selling, general and administrative:
       Power project services                                           663,544              663,699
       General corporate expenses                                     2,101,224            2,101,713
                                                                   ------------         ------------
            Total selling, general and administrative                 2,764,768            2,765,412
                                                                   ------------         ------------
Other income (expense):
       Interest income - WCTP                                         1,219,454            1,026,937
       Interest income                                                  190,808              536,490
       Interest expense                                              (4,435,541)          (1,389,224)
       Other income                                                   1,913,209            1,314,480
       Minority interest in partnership                                (153,490)            (129,832)
                                                                   ------------         ------------
                                                                     (1,265,560)           1,358,851
                                                                   ------------         ------------
Income from continuing operations
       before income taxes                                              133,171              574,612

Benefit for income taxes:                                              (447,000)            (386,753)
                                                                   ------------         ------------
Income from continuing operations                                       580,171              961,365

Discontinued operations:
       Loss from discontinued operations                                   --               (664,159)
       Estimated gain on disposal (income from
         electric marketing operations)                                    --                563,300
                                                                   ------------         ------------
            Total loss from discontinued operations                        --               (100,859)
                                                                   ------------         ------------
Net income                                                         $    580,171         $    860,506
                                                                   ============         ============
Comprehensive income                                               $    783,571         $    860,506
                                                                   ============         ============
Earnings (loss) per share - Basic:
       Continuing operations                                       $       0.04         $       0.07
       Discontinued operations                                     $       --           $      (0.01)
                                                                   ------------         ------------
            Total                                                  $       0.04         $       0.06
                                                                   ============         ============
       Weighted average number of common shares used
         in computing basic earnings (loss) per share                15,086,345           14,410,050
                                                                   ============         ============
Earnings per share - Diluted:
       Continuing operations                                       $       0.04         $       0.06
       Discontinued operations                                     $       --           $       --
                                                                   ------------         ------------
            Total                                                  $       0.04         $       0.06
                                                                   ============         ============
       Weighted average number of common shares and
         common share equivalents used in computing diluted
         earnings per share                                          15,086,345           15,466,971
                                                                   ============         ============

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                                                 (Unaudited)
                                                                          2000                 1999
                                                                      ------------         ------------
OPERATING ACTIVITIES:
Net income from continuing operations                                 $    580,171         $    961,365
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                    1,193,072              299,157
        Deferred taxes                                                    (447,000)            (485,894)
        Amortization of deferred credits                                   (43,250)             (43,250)
        Amortization of deferred charges                                   521,124              288,138
        ESOP contribution                                                  169,783              190,449
        Minority interest in partnership                                   153,490              129,833
        Changes in operating assets and liabilities:
           Net (increase) decrease in receivables                          695,376           (2,132,288)
           Net (increase) decrease in notes receivable,
             other current assets, and other assets                       (492,685)           1,723,889
           Net decrease in accounts payable, accrued
             expenses, and long-term liabilities                        (5,652,945)          (2,981,259)
           Decrease in accrued taxes                                       (90,755)            (144,665)
                                                                      ------------         ------------
        NET CASH USED IN OPERATING ACTIVITIES
             OF CONTINUING OPERATIONS                                   (3,413,619)          (2,194,525)
                                                                      ------------         ------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
             OF DISCONTINUED OPERATIONS                                 (1,250,787)           1,002,943
                                                                      ------------         ------------

INVESTING ACTIVITIES:
        Construction in progress                                           (49,832)         (25,410,268)
        Deposits into cash in escrow                                    (3,399,767)          (2,635,170)
        Receipts from cash in escrow                                     5,794,178           22,582,298
        Purchase of property, plant and equipment                       (2,078,280)             (21,691)
                                                                      ------------         ------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                266,299           (5,484,831)
                                                                      ------------         ------------

FINANCING ACTIVITIES:
        Payment of project notes                                        (1,350,000)                --
        Proceeds from exercise of stock options and warrants                  --                 34,452
                                                                      ------------         ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (1,350,000)              34,452
                                                                      ------------         ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (5,748,107)          (6,641,961)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         7,490,106           18,280,025
                                                                      ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  1,741,999         $ 11,638,064
                                                                      ============         ============

   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      General

         In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at May 31, 2000, results of operations for the three months ended May 31, 2000 and 1999, and cash flows for the three months ended May 31, 2000 and 1999.

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

         Certain amounts in the Fiscal 2000 consolidated financial statements were reclassified to conform to the Fiscal 2001 presentation. Any adjustments that have been made to the financial statements are of a normal recurring nature.

(2)      Per Share Data

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income (loss) from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the three months ended May 31, 2000 and 1999:

                                                      Three Months Ended
                                                            May 31,
                                                 ----------------------------
                                                    2000              1999
                                                 ----------        ----------
  Weighted average number of common shares
  outstanding                                    15,112,057        14,907,102

  Average of unreleased ESOP shares                 (25,712)         (497,052)

  Weighted average number of common
  shares outstanding - basic                     15,086,345        14,410,050

  Dilution (warrants and options)                     --            1,056,921

  Weighted average number of common
  shares and common share equivalents
  outstanding - diluted                          15,086,345        15,466,971

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         The following chart summarizes the number of options and warrants not included in the computation of diluted earnings per share for the three months ended May 31, 2000 and 1999, as the results would have been antidilutive. The options and warrants expire between January, 2001 and April, 2010.

                                                     Three Months Ended
                                                           May 31,
                                             ---------------------------------
                                                   2000              1999
                                             --------------    ---------------
            Options and Warrants                3,852,219         1,860,000

                Price Range                  $1.50 to $8.00    $5.88 to $11.00

 (3)     Significant New Accounting Pronouncements

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

(4)      Discontinued Operations

         A.       Natural Gas Marketing

         As of February 28, 2000, North American Energy Conservation, Inc. ("NAEC") discontinued its natural gas marketing business. On March 2, 2000, NAEC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. NAEC ceased the wholesale natural gas business as of February 28, 2000, but continued its retail natural gas business until it sold the retail business to Amerada Hess Corporation on April 20, 2000 for $250,000 payable between July 1, 2000 and December 31, 2000. Amerada Hess assumed all obligations in connection with the Syracuse office and equipment leases and hired all of the NAEC Syracuse personnel. The filing of Chapter 11 was necessitated by an extreme credit crunch which rendered NAEC unable to purchase natural gas to meet its commitments and unable to pay its creditors for natural gas previously delivered.

         As of February 28, 2000, the Company accounted for the NAEC wholesale and retail natural gas marketing business as a discontinued operation, as well as the electric marketing business, which was discontinued previously.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The natural gas marketing operations of NAEC are reflected as a discontinued operation for all periods presented. Since the fiscal year ended February 28, 2000, revenues and associated costs of revenues for one day, February 29, 2000, are included below. The operating results of the discontinued operation for the three months ended May 31, 2000 (which had been accrued as of February 28, 2000), and 1999 are summarized as follows:

                              For the Three Months Ended May 31,
                           ----------------------------------------
                              2000                         1999
                              ----                         ----
Revenues                   $ 2,734,250                $ 268,282,064
                           -----------                -------------
Loss from operations       $(2,004,650)               $  (1,025,623)
                           -----------                -------------

         B.       Electric Marketing

         During the quarter ended August 31, 1998, unprecedented turmoil in the electric marketing business was caused in part by widely reported failures of certain suppliers to deliver contracted power to a multitude of utilities and marketers, including NAEC. NAEC and many others were required to immediately meet existing fixed price commitments. The resulting turmoil caused prices to immediately increase from normal prices in the range of $30 per megawatt hour to as much as $7,000 per megawatt hour.

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

         The electric marketing operations of NAEC are reflected as a discontinued operation for all periods presented. The operating results of the discontinued operation are summarized as follows:

                                             For the Three Months May 31,
                                             ----------------------------
                                              2000             1999
                                              -----            ----
Revenues                                      $ -0-        $ 16,040,600
                                              -----        ------------
Income from operations                        $ -0-        $    898,300
                                              -----        ------------

         C.        Net liabilities of discontinued operations

         As of May 31, 2000, net liabilities of discontinued operations consisted mainly of trade accounts receivable, trade accounts payable and liquidated damages alleged to be owed to certain gas suppliers.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At May 31, 2000, included in net liabilities from discontinued operations is a net amount receivable of approximately $3.6 million. NAEC is suing the debtor to recover the amounts receivable, and NAEC is being countersued by the debtor for matters relating to the obligation to deliver power. Management believes the amounts are fully recoverable, and no additional amounts are expected to be paid under the countersuit.

         In addition NAEC also maintained a line of credit that is collateralized by all of the assets of NAEC and is guaranteed by the Company. The line of credit bears interest at 1/2% per annum over the prime rate. NAEC has paid the line down to approximately $954,000 from collections of accounts receivable through June 30, 2000.

(5)      Income Taxes

         For the three months ended May 31, 2000 and 1999, the Company recognized a tax benefit of approximately $447,000 and $387,000, respectively, primarily related to federal wind tax credits generated by the Big Spring facility.

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

         Within our Greenpower business, we have five currently operating facilities: in New York City, a 38MW Warbasse cogeneration facility (the "Warbasse facility") and a 286MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"); in Big Spring, Texas, a 34MW wind energy facility (the "Big Spring facility"), and a 6.6MW wind energy facility (the "West Texas project"); and a 225 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project").

         On March 2, 2000 North American Energy Conservation, Inc. ("NAEC"), an 85% owned subsidiary of the Company, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As of February 28, 2000, the Company accounted for NAEC's wholesale and retail natural gas marketing business as a discontinued operation, as well as the electric marketing business, which was discontinued previously. On April 20, 2000 NAEC sold its retail natural gas marketing business to Amerada Hess Corporation.

Liquidity and Capital Resources

Overview

         The Company finances initial development of a projects' cash needs from its own funds. When a project is determined to be feasible, the Company will generally seek to finance construction through some form of non-recourse project financing. Once a project is operational, any additional capital requirements are expected to be met by the operations of the facility. In addition, the Company may finance future projects through the sale of partial interests (or in some cases significant interests) or other financing techniques. For example, construction of the West Texas project was financed by a capital contribution of the limited partner in this project.

         General corporate and pre-financing project development and negative working capital needs have historically been met by the cash flow derived from the power projects. However, unless the Company is successful in the restructuring described below, there can be no assurance that it will have sufficient working capital to meet its obligations.

         As of March 2, 2000 NAEC estimated that the total third party obligations that would be the subject of the Chapter 11 proceedings approximated $66 million. Of this amount approximately $25.6 million represents liquidated damages alleged to be owed to certain natural gas suppliers. York has guaranteed approximately $37 million of such $66 million total pre-petition debt of NAEC, although the total guaranteed amount could change as additional information is obtained. York and NAEC are conducting ongoing discussions with both the guaranteed and non-guaranteed creditor groups in an effort to seek to arrive at a consensual method of liquidating the liabilities. The Company is seeking to settle these obligations through

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a combination of cash, equity securities which would be sold over time under controlled conditions to liquidate the obligations, and a carried interest in the Company's net available cash flow, as defined, which will be used to the extent the sale of securities is insufficient to liquidate all obligations.

         Reference is made to the Company`s Current Report on Form 8-K dated March 2, 2000 for a complete description of the background and circumstances surrounding the NAEC filing. As a result of the bankruptcy filing, all actions against NAEC are stayed.

         York has retained Credit Suisse First Boston ("CSFB") to help explore strategic financing alternatives for certain York domestic and international power projects. If these efforts are successful, York expects to utilize a portion of the net proceeds (after redeeming the existing senior secured portfolio bonds), to fund all or part of its NAEC related liabilities, and the balance to fund continuing project development and for general corporate purposes.

         There can be no assurance that the discussions referred to above being conducted with the creditor groups will culminate in an agreement to resolve NAEC's liabilities or York's obligations with respect thereto. There also can be no assurance that CSFB's efforts on behalf of the Company will be successful.

General

         During the quarter ended May 31, 2000, cash and cash equivalents decreased approximately $5.7 million. Cash used in operating activities of continuing operations was approximately $3.4 million. The cash used was primarily for an interest payment to the bondholders.

         During the quarter ended May 31, 2000, investing activities provided approximately $266,000 as a result of net cash flow from the escrow accounts. The Company purchased approximately $2.1 million of property, plant and equipment utilizing cash received from the escrow accounts.

         During the quarter ended May 31, 2000, financing activities used $1.35 million for a principal payment on the project notes.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2000 Compared to 1999

         Revenues include the sale of electric energy to utility customers by the Big Spring and Trinidad projects. Revenues also include power project services such as engineering services, fuel procurement and other services. Cost of revenues include fuel, payroll, depreciation and other operations and maintenance costs. Revenues increased approximately $4,642,000, and cost of power project services increased approximately $2,460,000, when comparing the three months ended May 31, 2000 to the three months ended May 31, 1999, primarily as a result of the commencement of operations of the Trinidad project in September 1999.

         The Big Spring project earned revenues of approximately $1,326,000 and $904,000, respectively; and incurred costs of approximately $659,000 and $118,000, respectively, for the three months ended May 31, 2000 and 1999 of which approximately $366,000 relates to depreciation for the quarter ended May 31, 2000. The increase in revenues and costs of revenues relates to full commercial operation being achieved in December 1999. The Trinidad project earned revenues of approximately $4,809,000 and incurred costs of approximately $1,328,000 of which approximately $767,000 relates to depreciation for the three months ended May 31, 2000. The Trinidad project has no fuel risk because the government provides all the fuel utilized by the project.

         Selling, general and administrative expenses were comparable for the quarters ended May 31, 2000 and 1999.

         Interest income decreased approximately $346,000 when comparing the three months ended May 31, 2000 to the three months ended May 31, 1999 due to decreased levels of cash available for investment resulting principally from payments on construction of the Trinidad and Big Spring projects.

         Interest expense increased approximately $3,046,000 when comparing the three months ended May 31,2000 to the three months ended May 31, 1999. The increase was caused by the impact of capitalizing construction period interest of approximately $3,213,000 in the quarter ended May 31, 1999.

         Other income increased approximately $599,000 when comparing the three months ended May 31, 2000 to the same period in the prior year. This change was primarily due to an increase in royalty fees from BNYLP of approximately $529,000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                     PART II

         ITEM 1.  Legal Proceedings

                  None

         ITEM 6.  Exhibits and reports on Form 8-K

                  (a)      Exhibits

                           None

                  (b) Current Report on Form 8-K dated March 2, 2000, reporting Item 5.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES




Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 24, 2000                            /s/ Robert M. Beningson
                                                -------------------------
                                                Robert M. Beningson
                                                Chairman of the Board and
                                                President




Dated: July 24, 2000                            /s/ Michael Trachtenberg
                                                ------------------------
                                                Michael Trachtenberg
                                                Executive Vice President
                                                and Chief Financial and
                                                Accounting Officer