Form 10-Q
period 2000-08-31
YORK RESEARCH CORP
filed 2000-10-12
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  August 31, 2000
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                         to
                               -----------------------    ----------------------

                         Commission file number    0-72
                                                -------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 15,262,696
----------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                         August 31,      February 28,
                                                                            2000             2000
                                                                        -------------    -------------
                                                                         (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                        $   3,077,699    $   7,490,106
       Marketable securities                                                1,282,000        1,199,600
       Trade accounts receivable                                            3,513,292        4,301,512
       Other receivables - related parties                                  5,829,505        4,625,043
       Cash in escrow                                                       9,523,826       10,422,747
       Deferred tax asset                                                   8,172,700        8,214,200
       Other current assets                                                   333,725        1,118,751
                                                                        -------------    -------------
            Total current assets                                           31,732,747       37,371,959

Property, plant and equipment, net                                        132,248,704      134,811,684
Long-term receivables - WCTP                                               16,839,713       14,333,941
Long-term notes receivable - WCTP                                          57,330,535       57,330,535
Intangible assets, net                                                     16,713,479       17,884,133
Deferred tax asset                                                          6,732,000        6,002,000
Other assets (including advances to employees of $788,446
          and $769,136, respectively)                                       2,362,930        2,151,979
                                                                        -------------    -------------
            Total assets                                                $ 263,960,108    $ 269,886,231
                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Project payables                                                 $   7,899,858    $  10,758,415
       Accrued expenses and other payables                                 11,487,401       12,037,342
       Income tax payable                                                     468,118          933,883
       Project notes payable - current portion                              2,988,000        2,688,000
       Net liabilities of discontinued operations                          51,353,777       53,756,278
                                                                        -------------    -------------
            Total current liabilities                                      74,197,154       80,173,918

Project notes payable                                                     145,662,000      147,312,000
Other long-term liabilities                                                    53,610          654,635
Deferred revenue and other credits                                          2,854,500        2,941,000
                                                                        -------------    -------------
            Total liabilities                                             222,767,264      231,081,553

Minority interest in partnership                                            3,117,256        2,801,860

Commitments and contingencies

Stockholders' equity
       Common stock, Class A, $.01 par value; authorized 10,000,000
          shares; none issued                                                    --               --
       Common stock, $.01 par value; authorized 50,000,000 shares;
          issued 15,420,820 shares                                            152,702          152,702
       Additional paid-in capital                                          67,786,767       68,702,128
       Accumulated deficit                                                (28,602,844)     (29,993,869)
       Accumulated other comprehensive income (net of tax of $395,300
       and $353,800, respectively)                                            767,345          686,625
                                                                        -------------    -------------
                                                                           40,103,970       39,547,586
       Less:
       Treasury stock, at cost (158,124 shares)                            (1,564,713)      (1,564,713)
       Notes receivable - sale of common stock                               (463,669)        (463,669)
       Deferred compensation - ESOP                                              --         (1,516,386)
                                                                        -------------    -------------
            Total stockholders' equity                                     38,075,588       36,002,818
                                                                        -------------    -------------
            Total liabilities and stockholders' equity                  $ 263,960,108    $ 269,886,231
                                                                        =============    =============



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    (Unaudited)                            (Unaudited)
                                                        For the Six Months Ended August 31,   For the Three Months Ended August 31,
                                                        -----------------------------------   -------------------------------------
                                                            2000                   1999           2000                     1999
                                                        ------------           ------------   ------------             ------------
Revenues                                                $ 17,070,333           $  6,602,687   $  8,963,286             $  3,137,656

Costs of revenues                                          9,222,289              3,178,582      5,278,741                1,694,724
                                                        ------------           ------------   ------------             ------------

Gross profit                                               7,848,044              3,424,105      3,684,545                1,442,932
                                                        ------------           ------------   ------------             ------------

Selling, general and administrative:
      Power project services                               1,216,496              1,267,971        552,952                  604,272
      General corporate expenses                           3,852,237              4,015,239      1,751,013                1,913,526
                                                        ------------           ------------   ------------             ------------
           Total selling, general and administrative       5,068,733              5,283,210      2,303,965                2,517,798
                                                        ------------           ------------   ------------             ------------

Other income (expense):
      Interest income - WCTP                               2,505,772              2,091,109      1,286,318                1,064,172
      Interest income                                        357,106                843,510        166,298                  307,020
      Interest expense                                    (8,895,041)            (2,549,651)    (4,459,500)              (1,160,427)
      Other income                                         4,229,273              2,870,151      2,316,064                1,555,671
      Minority interest in partnership                      (315,396)              (263,473)      (161,906)                (133,641)
                                                        ------------           ------------   ------------             ------------
                                                          (2,118,286)             2,991,646       (852,726)               1,632,795
                                                        ------------           ------------   ------------             ------------

Income from continuing operations
      before income taxes                                    661,025              1,132,541        527,854                  557,929

Provision (benefit) for income taxes:                       (730,000)               (19,873)      (283,000)                 366,880
                                                        ------------           ------------   ------------             ------------

Income from continuing operations                          1,391,025              1,152,414        810,854                  191,049

Discontinued operations:
      Gain (loss) from discontinued operations                  --                 (326,069)          --                    338,090
      Estimated loss on disposal (loss from
        electric marketing operations)                          --               (4,907,748)          --                 (5,471,048)
                                                        ------------           ------------   ------------             ------------
           Total loss from discontinued operations              --               (5,233,817)          --                 (5,132,958)
                                                        ------------           ------------   ------------             ------------

Net income (loss)                                       $  1,391,025           $ (4,081,403)  $    810,854             $ (4,941,909)
                                                        ============           ============   ============             ============

Comprehensive income (loss)                             $  1,471,745           $ (4,081,403)  $    688,174             $ (4,941,909)
                                                        ============           ============   ============             ============

Earnings (loss) per share - Basic:
      Continuing operations                             $       0.09           $       0.08   $       0.05             $       0.01
      Discontinued operations                           $       --             $      (0.36)  $       --               $      (0.35)
                                                        ------------           ------------   ------------             ------------
           Total                                        $       0.09           $      (0.28)  $       0.05             $      (0.34)
                                                        ============           ============   ============             ============

      Weighted average number of common shares used
        in computing basic earnings (loss) per share      15,149,960             14,446,419     15,213,575               14,482,787
                                                        ============           ============   ============             ============

Earnings (loss) per share - Diluted:
      Continuing operations                             $       0.09           $       0.08   $       0.05             $       0.01
      Discontinued operations                           $       --             $      (0.34)  $       --               $      (0.33)
                                                        ------------           ------------   ------------             ------------
           Total                                        $       0.09           $      (0.26)  $       0.05             $      (0.32)
                                                        ============           ============   ============             ============

      Weighted average number of common shares and
        common share equivalents used in computing
        diluted earnings (loss) per share                 15,149,960             15,486,972     15,213,575               15,506,973
                                                        ============           ============   ============             ============



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED AUGUST 31,


                                                                         (Unaudited)
                                                                     2000            1999
                                                                 ------------    ------------
OPERATING ACTIVITIES:
Net income from continuing operations                            $  1,391,025    $  1,152,414
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                               2,379,519         436,912
        Deferred taxes                                               (730,000)       (200,000)
        Amortization of deferred credits                              (86,500)        (86,500)
        Amortization of deferred charges                            1,170,654       1,630,881
        ESOP contribution                                             283,264         356,055
        Minority interest in partnership                              315,396         263,473
        Gain on sale of marketable securities                        (319,780)           --
        Changes in operating assets and liabilities:
           Net increase in receivables                               (416,242)     (1,268,923)
           Net increase in notes receivable,
             other current assets, and other assets                (1,951,374)       (157,598)
           Net decrease in accounts payable, accrued
             expenses, and long-term liabilities                     (833,211)       (752,154)
           Decrease in accrued taxes                                 (465,765)        (90,755)
                                                                 ------------    ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES
             OF CONTINUING OPERATIONS                                 736,986       1,283,805
                                                                 ------------    ------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
             OF DISCONTINUED OPERATIONS                            (2,402,504)      1,730,488
                                                                 ------------    ------------

INVESTING ACTIVITIES:
        Construction in progress                                         --       (38,980,487)
        Deposits into cash in escrow                               (6,465,964)     (4,900,742)
        Receipts from cash in escrow                                7,364,885      27,551,713
        Proceeds from sale of marketable securities                   359,600            --
        Purchase of property, plant and equipment                  (2,655,410)     (1,400,201)
                                                                 ------------    ------------
        NET CASH USED IN INVESTING ACTIVITIES                      (1,396,889)    (17,729,717)
                                                                 ------------    ------------

FINANCING ACTIVITIES:
        Payment of project notes                                   (1,350,000)           --
        Amounts received from ESOP                                       --           630,000
        Proceeds from exercise of stock options and warrants             --            40,712
                                                                 ------------    ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (1,350,000)        670,712
                                                                 ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                              (4,412,407)    (14,044,712)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    7,490,106      18,280,025
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  3,077,699    $  4,235,313
                                                                 ============    ============



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)      General
         -------

         In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at August 31, 2000, results of operations for the six and three months ended August 31, 2000 and 1999, and cash flows for the six months ended August 31, 2000 and 1999.

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

(2)      Per Share Data
         --------------

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income (loss) from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the six and three months ended August 31, 2000 and 1999:


         -------------------------------------------------------------------------------------
                                           Six Months Ended             Three Months Ended
                                              August 31,                    August 31,
         -------------------------------------------------------------------------------------
                                          2000           1999           2000          1999
         -------------------------------------------------------------------------------------
         Weighted average number of
         common shares outstanding     15,162,816     14,910,879     15,213,575    14,914,654
         -------------------------------------------------------------------------------------
         Average of unreleased ESOP
         shares                           (12,856)      (464,460)          --        (431,867)
         -------------------------------------------------------------------------------------
         Weighted average number of
         common
         shares outstanding - basic    15,149,960     14,446,419     15,213,575    14,482,787
         -------------------------------------------------------------------------------------
         Dilution (warrants and
         options)                            --        1,040,553           --       1,024,186
         -------------------------------------------------------------------------------------
         Weighted average number of
         common
         shares and common share
         equivalents
         outstanding - diluted         15,149,960     15,486,972     15,213,575    15,506,973
         -------------------------------------------------------------------------------------


                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         The following chart summarizes the number of options and warrants not included in the computation of diluted earnings per share for the six and three months ended August 31, 2000 and 1999, as the results would have been antidilutive. The options and warrants expire between January, 2001 and April, 2010.


--------------------------------------------------------------------------------------------------------
                                     Six Months Ended                        Three Months Ended
                                        August 31,                               August 31,
--------------------------------------------------------------------------------------------------------
                                 2000                 1999                 2000               1999
--------------------------------------------------------------------------------------------------------
Options and Warrants          3,852,219             1,627,000           3,852,219           1,627,000
--------------------------------------------------------------------------------------------------------
Price Range                 $1.50 to $8.00       $5.88 to $11.00      $1.50 to $8.00     $5.88 to $11.00
--------------------------------------------------------------------------------------------------------


(3)      Significant New Accounting Pronouncements
         -----------------------------------------

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

(4)      Discontinued Operations
         -----------------------

         A.       Natural Gas Marketing
                  ---------------------

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


         The natural gas marketing operations of NAEC are reflected as a discontinued operation for all periods presented. Since the fiscal year ended February 28, 2000, revenues and associated costs of revenues for one day, February 29, 2000, are included below. The operating results of the discontinued operation for the six and three months ended August 31, 2000 (which had been accrued as of February 28, 2000), and 1999 are summarized as follows:


----------------------------------------------------------------------------------------------------------
                                            Six Months Ended                     Three Months Ended
                                               August 31,                            August 31,
----------------------------------------------------------------------------------------------------------
                                          2000             1999                 2000             1999
----------------------------------------------------------------------------------------------------------
     Revenues                         $ 2,734,250      $520,345,259         $      --        $252,347,135
----------------------------------------------------------------------------------------------------------
     Loss from operations             $(3,290,198)     $ (1,777,829)        $(1,285,548)     $   (752,206)
----------------------------------------------------------------------------------------------------------


         B.       Electric Marketing
                  ------------------

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

         The electric marketing operations of NAEC are reflected as a discontinued operation for all periods presented. The operating results of the discontinued operation are summarized as follows:


---------------------------------------------------------------------------------------------------------
                                            Six Months Ended                     Three Months Ended
                                               August 31,                            August 31,
---------------------------------------------------------------------------------------------------------
                                          2000             1999                 2000             1999
---------------------------------------------------------------------------------------------------------
     Revenues                         $     --         $41,075,327          $     --         $25,034,746
---------------------------------------------------------------------------------------------------------
     Loss from operations             $     --         $(6,272,778)         $     --         $(7,171,048)
---------------------------------------------------------------------------------------------------------


         C.       Net liabilities of discontinued operations
                  ------------------------------------------

         As of August 31, 2000, net liabilities of discontinued operations consisted mainly of trade accounts receivable, trade accounts payable and liquidated damages alleged to be owed to certain gas suppliers.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


         At August 31, 2000, included in net liabilities from discontinued operations is a net amount receivable of approximately $3.6 million. NAEC is suing the debtor to recover the amounts receivable, and NAEC is being countersued by the debtor for matters relating to the obligation to deliver power. Management believes the amounts are fully recoverable, and no additional amounts are expected to be paid under the countersuit.

         In addition NAEC also maintained a line of credit that is collateralized by all of the assets of NAEC and is guaranteed by the Company. The line of credit bears interest at 1/2% per annum over the prime rate. NAEC has paid the line down to approximately $1,008,000 from collections of accounts receivable through August 31, 2000.

(5)      Income Taxes
         ------------

         For the six and three months ended August 31, 2000, the Company recognized a tax benefit of $1,000,000 and $500,000, respectively, related to federal wind tax credits generated by the Big Spring facility. For the six and three months ended August 31, 1999, the federal wind tax credits were $939,000 and $495,000, respectively.

(6)      Contingencies
         -------------

         As previously reported three legal actions were pending against the Company. The action by CNG Field Services Company has been discontinued without prejudice. The actions by PG&E Energy Trading - Gas Corporation and El Paso Merchant Energy - Gas LLP remain, but the Company has not yet been required to file any answer or response, the times for which have been extended by mutual agreement. The actions have been stayed pending the NAEC Chapter 11 proceeding. The ultimate outcome of these litigations cannot be determined at this time. In addition, NAEC's lender for the line of credit has obtained a judgment of liability against the Company in an amount to be determined at future trial. Such trial has not yet been scheduled and will likely not occur in the near future. Included in NAEC's estimate of its total pre-petition obligations, NAEC has accrued its estimate of the maximum liability to these creditors as well as to the lender for the line of credit.

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

         Within our Greenpower business, we have five currently operating facilities: in New York City, the 38MW Warbasse cogeneration facility (the "Warbasse facility") and the 286MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"); in Big Spring, Texas, a 34MW wind energy facility (the "Big Spring facility"), and a 6.6MW wind energy facility (the "West Texas project"); and a 225 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project").

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

General
-------

         During the six months ended August 31, 2000, cash and cash equivalents decreased approximately $4.4 million. Cash provided by operating activities of continuing operations was approximately $.7 million. Cash used in operating activities of discontinued operations was approximately $2.4 million.

         During the six months ended August 31, 2000, investing activities used approximately $1.4 million. Net cash flow from the escrow accounts was approximately $.9 million. The Company purchased approximately $2.7 million of property, plant and equipment utilizing cash received from the escrow accounts.

         During the six months ended August 31, 2000, financing activities used $1.35 million for a principal payment on the project notes.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Results of Operations
---------------------

2000 Compared to 1999
---------------------

         Revenues include the sale of electric energy to utility customers by the Big Spring and Trinidad projects. Revenues also include power project services such as engineering services, fuel procurement and other services. Cost of revenues include fuel, payroll, depreciation and other operations and maintenance costs. Revenues increased approximately $10,468,000 and $5,826,000, respectively, and cost of revenues increased approximately $6,044,000 and $3,584,000, respectively, when comparing the six and three months ended August 31, 2000 to the six and three months ended August 31, 1999, primarily as a result of the commencement of operations of the Trinidad project in September 1999.

         The Big Spring project revenues increased approximately $595,000 and $172,000, respectively, and cost of revenues increased approximately $950,000 and $409,000, respectively, when comparing the six and three months ended August 31, 2000 to the six and three months ended August 31, 1999. The increase in revenues relates to full commercial operation being achieved in December 1999. Of the increase in cost of revenues, approximately $730,000 and $364,000, respectively, relates to depreciation. Depreciation commenced January 1, 2000.

         The Trinidad project earned revenues of approximately $9,318,000 and $4,509,000, respectively, and incurred cost of revenues of approximately $2,628,000 and $1,300,000, respectively, for the six and three months ended August 31, 2000. Included in cost of revenues is approximately $1,533,000 and $766,000, respectively, which relates to depreciation. Depreciation commenced October 1, 1999. The Trinidad project has no fuel risk because the government provides all the fuel utilized by the project.

         Selling, general and administrative expenses decreased approximately $214,000 when comparing both the six and three months ended August 31, 2000 to the same periods in the prior year. This decrease was primarily due to reduced payroll and employee benefit costs and a reduction in professional fees.

         Interest income decreased approximately $486,000 and $141,000, respectively, when comparing the six and three months ended August 31, 2000 to the six and three months ended August 31, 1999 due to decreased levels of cash available for investment resulting principally from payments on construction of the Trinidad and Big Spring projects. Interest income - WCTP increased approximately $415,000 and $222,000, respectively, due to increases in the variable rate charged.

         Interest expense increased approximately $6,345,000 and $3,229,000, respectively, when comparing the six and three months ended August 31,2000 to the six and three months ended August 31, 1999. The increase was primarily caused by the impact of capitalizing construction period interest of approximately $6,654,000 and $3,441,000 respectively, in the six and three months ended August 31, 1999.

         Other income increased approximately $1,359,000 and $760,000, respectively, when comparing the six and three months ended August 31, 2000 to the same periods in the prior year. The increase for the six months was primarily due to an increase in royalty fees from BNYLP of approximately $929,000 and a gain on sale of marketable securities of approximately $320,000. The increase for the three months was primarily due to higher royalty fees of approximately $400,000 and the gain on sale of marketable securities of approximately $320,000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                    PART II
                                    -------


         ITEM 1.  Legal Proceedings

         As previously reported (see the Company's Annual Report on Form 10K for its fiscal year ended February 28, 2000, Item 3), three legal actions were pending against the Company. The action by CNG Field Services Company has been discontinued without prejudice. The actions by PG&E Energy Trading - Gas Corporation and El Paso Merchant Energy - Gas LLP remain, but the Company has not yet been required to file any answer or response, the times for which have been extended by mutual agreement. In addition, NAEC's lender for the line of credit has obtained a judgment of liability against the Company in an amount to be determined at future trial. Such trial has not yet been scheduled and will likely not occur in the near future (see Note 6).

         ITEM 6.  Exhibits and reports on Form 8-K

                  (a)      Exhibits

                           None

                  (b) There were no reports on Form 8-K filed during the three months ended August 31, 2000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 12, 2000                      /s/ Robert M. Beningson
                                             -----------------------------------
                                             Robert M. Beningson
                                             Chairman of the Board and
                                             President

Dated: October 12, 2000                      /s/ Michael Trachtenberg
                                             -----------------------------------
                                             Michael Trachtenberg
                                             Executive Vice President
                                             and Chief Financial and
                                             Accounting Officer