Form 10-Q
period 2000-11-30
YORK RESEARCH CORP
filed 2001-01-16
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2000

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from ___________ to ___________

                           Commission file number    0-72

                            York Research Corporation
         -------------------------------------------------------------
                     (Exact name of registrant as specified)

           Delaware                                  06-0608633
-------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
of incorporation or organization)                    Identification No.)

    280 Park Avenue, Suite 2700 West,      New York, New York           10017
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

Yes      X         No
     -----------       ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 15,262,696

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        November 30,              February 28,
                                                                                            2000                      2000
                                                                                      ------------------       -------------------
                                                                                         (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                                      $       1,479,017        $        7,490,106
       Marketable securities                                                                  1,473,000                 1,199,600
       Trade accounts receivable                                                              3,989,519                 4,301,512
       Other receivables - related parties                                                    7,934,436                 4,625,043
       Cash in escrow                                                                         2,696,689                10,422,747
       Deferred tax asset                                                                     8,107,800                 8,214,200
       Other current assets                                                                     445,874                 1,118,751
                                                                                      ------------------       -------------------
            Total current assets                                                             26,126,335                37,371,959

Property, plant and equipment, net                                                          131,076,221               134,811,684
Long-term receivables - WCTP                                                                 18,107,154                14,333,941
Long-term notes receivable - WCTP                                                            57,330,535                57,330,535
Intangible assets, net                                                                       16,153,528                17,884,133
Deferred tax asset                                                                            7,112,000                 6,002,000
Other assets (including advances to employees of $797,840
          and $769,136, respectively)                                                         2,320,354                 2,151,979
                                                                                      ------------------       -------------------
            Total assets                                                              $     258,226,127        $      269,886,231
                                                                                      ==================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Project payables                                                               $       7,902,993        $       10,758,415
       Accrued expenses and other payables                                                    7,080,341                12,037,342
       Income tax payable                                                                       249,080                   933,883
       Project notes payable - current portion                                                3,252,000                 2,688,000
       Net liabilities of discontinued operations                                            50,641,374                53,756,278
                                                                                      ------------------       -------------------
            Total current liabilities                                                        69,125,788                80,173,918

Project notes payable                                                                       144,060,000               147,312,000
Other long-term liabilities                                                                           -                   654,635
Deferred revenue and other credits                                                            2,811,250                 2,941,000
                                                                                      ------------------       -------------------
            Total liabilities                                                               215,997,038               231,081,553

Minority interest in partnership                                                              3,276,785                 2,801,860

Commitments and contingencies

Stockholders' equity
       Common stock, Class A, $.01 par value; authorized 10,000,000
          shares; none issued                                                                         -                         -
       Common stock, $.01 par value; authorized 50,000,000 shares;
          issued 15,420,820 and 15,270,156 shares, respectively                                 154,208                   152,702
       Additional paid-in capital                                                            68,700,624                68,702,128
       Accumulated deficit                                                                  (27,852,229)              (29,993,869)
       Accumulated other comprehensive income (net of tax of $460,200
       and $353,800, respectively)                                                              893,445                   686,625
                                                                                      ------------------       -------------------
                                                                                             41,896,048                39,547,586
       Less:
       Treasury stock, at cost (158,124 shares)                                              (1,564,713)               (1,564,713)
       Notes receivable - sale of common stock                                                 (463,669)                 (463,669)
       Deferred compensation - ESOP                                                            (915,362)               (1,516,386)
                                                                                      ------------------       -------------------
            Total stockholders' equity                                                       38,952,304                36,002,818
                                                                                      ------------------       -------------------
            Total liabilities and stockholders' equity                                $     258,226,127        $      269,886,231
                                                                                      ==================       ===================


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     (Unaudited)                            (Unaudited)
                                                               For the Nine Months Ended             For the Three Months Ended
                                                                    November 30,                            November 30,
                                                       -------------------------------------   ------------------------------------
                                                            2000                1999                2000               1999
                                                       -----------------   -----------------   -----------------   ----------------

Revenues                                               $     27,190,103    $     13,797,731    $     10,119,770    $     7,195,044

Costs of revenues                                            16,006,937           5,843,566           6,784,648          2,664,984
                                                       -----------------   -----------------   -----------------   ----------------

Gross profit                                                 11,183,166           7,954,165           3,335,122          4,530,060
                                                       -----------------   -----------------   -----------------   ----------------

Selling, general and administrative:
       Power project services                                 1,662,323           2,003,319             445,827            735,348
       General corporate expenses                             5,264,021           6,349,069           1,411,784          2,333,830
                                                       -----------------   -----------------   -----------------   ----------------
            Total selling, general and administrative         6,926,344           8,352,388           1,857,611          3,069,178
                                                       -----------------   -----------------   -----------------   ----------------

Other income (expense):
       Interest income - WCTP                                 3,773,212           3,239,547           1,267,440          1,148,438
       Interest income                                          503,693           1,127,849             146,587            284,339
       Interest expense                                     (13,351,536)         (4,775,284)         (4,456,495)        (2,225,633)
       Other income                                           6,324,375           4,515,432           2,095,102          1,645,281
       Minority interest in partnership                        (474,926)           (408,024)           (159,530)          (144,551)
                                                       -----------------   -----------------   -----------------   ----------------
                                                             (3,225,182)          3,699,520          (1,106,896)           707,874
                                                       -----------------   -----------------   -----------------   ----------------

Income from continuing operations
       before income taxes                                    1,031,640           3,301,297             370,615          2,168,756

Benefit for income taxes:                                    (1,110,000)           (515,913)           (380,000)          (496,040)
                                                       -----------------   -----------------   -----------------   ----------------

Income from continuing operations                             2,141,640           3,817,210             750,615          2,664,796

Discontinued operations:
       Loss from discontinued operations                              -          (2,227,160)                  -         (1,901,137)
       Estimated loss on disposal (loss from
         electric marketing operations)                               -          (6,192,058)                  -         (1,284,264)
                                                       -----------------   -----------------   -----------------   ----------------
            Total loss from discontinued operations                   -          (8,419,218)                  -         (3,185,401)
                                                       -----------------   -----------------   -----------------   ----------------

Net income (loss)                                      $      2,141,640    $     (4,602,008)   $        750,615    $      (520,605)
                                                       =================   =================   =================   ================

Comprehensive income (loss)                            $      2,348,356    $     (4,602,008)   $        876,715    $      (520,605)
                                                       =================   =================   =================   ================

Earnings (loss) per share - Basic:
       Continuing operations                           $           0.14    $           0.26    $           0.05    $          0.18
       Discontinued operations                         $              -    $          (0.58)   $              -    $         (0.21)
                                                       -----------------   -----------------   -----------------   ----------------
            Total                                      $           0.14    $          (0.32)   $           0.05    $         (0.03)
                                                       =================   =================   =================   ================

       Weighted average number of common shares used
         in computing basic earnings (loss) per share        15,139,011          14,591,397          15,153,137         14,881,353
                                                       =================   =================   =================   ================

Earnings (loss) per share - Diluted:
       Continuing operations                           $           0.14    $           0.25    $           0.05    $          0.18
       Discontinued operations                         $              -    $          (0.55)   $              -    $         (0.21)
                                                       -----------------   -----------------   -----------------   ----------------
            Total                                      $           0.14    $          (0.30)   $           0.05    $         (0.03)
                                                       =================   =================   =================   ================

       Weighted average number of common shares and
         common share equivalents used in computing
         diluted earnings (loss) per share                   15,139,011          15,381,461          15,153,137         15,170,440
                                                       =================   =================   =================   ================



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                                                                    (Unaudited)
                                                                                           2000                     1999
                                                                                    -------------------      -------------------
OPERATING ACTIVITIES:
Net income from continuing operations                                               $        2,141,640       $        3,817,210
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                                        3,567,154                  628,821
        Deferred taxes                                                                      (1,110,000)              (3,535,016)
        Amortization of deferred credits                                                      (129,750)                (129,750)
        Amortization of deferred charges                                                     1,730,605                1,542,578
        ESOP contribution                                                                      404,671                  539,260
        Minority interest in partnership                                                       474,926                  408,024
        Gain on sale of marketable securities                                                 (319,780)                       -
        Changes in operating assets and liabilities:
           Net increase in receivables                                                      (2,997,400)              (4,386,595)
           Net increase in notes receivable,
             other current assets, and other assets                                         (3,298,238)              (2,769,893)
           Net decrease in accounts payable, accrued
             expenses, and long-term liabilities                                            (5,415,281)              (6,466,270)
           Decrease in accrued taxes                                                          (684,803)                (417,669)
                                                                                    -------------------      -------------------
        NET CASH USED IN OPERATING ACTIVITIES
             OF CONTINUING OPERATIONS                                                       (5,636,256)             (10,769,300)
                                                                                    -------------------      -------------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
             OF DISCONTINUED OPERATIONS                                                      7,621,920               (3,060,247)
                                                                                    -------------------      -------------------

INVESTING ACTIVITIES:
        Construction in progress                                                                     -              (45,066,699)
        Deposits into cash in escrow                                                       (13,911,110)              (8,153,137)
        Receipts from cash in escrow                                                        21,637,168               44,550,890
        Proceeds from sale of marketable securities                                            359,600                        -
        Purchase of property, plant and equipment                                           (2,657,584)                (544,860)
                                                                                    -------------------      -------------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  5,428,074               (9,213,806)
                                                                                    -------------------      -------------------

FINANCING ACTIVITIES:
        Payment of project notes                                                            (2,688,000)                       -
        Amounts received from ESOP                                                                   -                  630,000
        Proceeds from exercise of stock options and warrants                                         -                   42,814
                                                                                    -------------------      -------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
             OF CONTINUING OPERATIONS                                                       (2,688,000)                 672,814
                                                                                    -------------------      -------------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
             OF DISCONTINUED OPERATIONS                                                    (10,736,827)               9,354,836
                                                                                    -------------------      -------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (6,011,089)             (13,015,703)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             7,490,106               18,280,025
                                                                                    -------------------      -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $        1,479,017       $        5,264,322
                                                                                    ===================      ===================




   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      General

         In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position as at November 30, 2000, results of operations for the nine and three months ended November 30, 2000 and 1999, and cash flows for the nine months ended November 30, 2000 and 1999.

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

(2)      Per Share Data

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income (loss) from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the nine and three months ended November 30, 2000 and 1999:

  ---------------------------- ------------------------------ -----------------------------
                                     Nine Months Ended             Three Months Ended
                                       November 30,                   November 30,
  ---------------------------- --------------- -------------- -------------- --------------
                                    2000           1999           2000           1999
  ---------------------------- --------------- -------------- -------------- --------------
  Weighted average number of
  common shares outstanding        15,184,101     14,982,680     15,262,696     15,126,284
  ---------------------------- --------------- -------------- -------------- --------------
  Average of unreleased ESOP
  shares                              (45,090)      (391,283)      (109,559)      (244,931)
  ---------------------------- --------------- -------------- -------------- --------------
  Weighted average number
  of common
  shares outstanding - basic       15,139,011     14,591,397     15,153,137     14,881,353
  ---------------------------- --------------- -------------- -------------- --------------
  Dilution (warrants and
  options)                              -            790,064          -            289,087
  ---------------------------- --------------- -------------- -------------- --------------
  Weighted average number
  of common
  shares and common share
  equivalents
  outstanding - diluted            15,139,011     15,381,461     15,153,137     15,170,440
  ---------------------------- --------------- -------------- -------------- --------------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following chart summarizes the number of options and warrants not included in the computation of diluted earnings per share for the nine and three months ended November 30, 2000 and 1999, as the results would have been antidilutive. The options and warrants expire between January 2001 and July 2010.

------------------------------ ---------------- --------------- ---------------- ---------------
                                       Nine Months Ended             Three Months Ended
                                          November 30,                   November 30,
------------------------------ ---------------- --------------- ---------------- ---------------
                                     2000            1999            2000            1999
------------------------------ ---------------- --------------- ---------------- ---------------

Options and Warrants                3,765,019      1,588,266      3,765,019      3,493,956
------------------------------ ---------------- --------------- ---------------- ---------------

Price Range                     $1.63 to $8.00  $5.88 to $11.00  $1.63 to $8.00  $4.50 to $11.00
------------------------------ ---------------- --------------- ---------------- ---------------

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The natural gas marketing operations of NAEC are reflected as a discontinued operation for all periods presented. Since the fiscal year ended February 28, 2000, revenues and associated costs of revenues for one day, February 29, 2000, are included below. The operating results of the discontinued operation for the nine and three months ended November 30, 2000 (which had been accrued as of February 28, 2000), and 1999 are summarized as follows:

------------------------------ ---------------- --------------- ---------------- ---------------
                                       Nine Months Ended             Three Months Ended
                                          November 30,                   November 30,
------------------------------ ---------------- --------------- ---------------- ---------------
                                     2000            1999            2000            1999
------------------------------ ---------------- --------------- ---------------- ---------------

Revenues                       $     2,734,250  $  800,317,822  $         -      $  279,972,563
------------------------------ ---------------- --------------- ---------------- ---------------

Loss from operations           $    (4,093,188) $   (3,759,166) $      (803,990) $   (1,981,337)
------------------------------ ---------------- --------------- ---------------- ---------------


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

         The electric marketing operations of NAEC are reflected as a discontinued operation for all periods presented. The operating results of the discontinued operation are summarized as follows:

------------------------------ ---------------- --------------- ---------------- ---------------
                                       Nine Months Ended             Three Months Ended
                                          November 30,                   November 30,
------------------------------ ---------------- --------------- ---------------- ---------------
                                     2000            1999            2000            1999
------------------------------ ---------------- --------------- ---------------- ---------------

Revenues                       $         -      $   55,973,668  $         -      $   14,898,341
------------------------------ ---------------- --------------- ---------------- ---------------

Loss from operations           $         -      $   (9,192,058) $         -      $   (2,919,280)
------------------------------ ---------------- --------------- ---------------- ---------------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


C.        Net liabilities of discontinued operations

         As of November 30, 2000, net liabilities of discontinued operations consisted mainly of trade accounts receivable, trade accounts payable and liquidated damages alleged to be owed to certain gas suppliers.

         In addition NAEC also maintained a line of credit that is collateralized by all of the assets of NAEC and is guaranteed by the Company. The line of credit bears interest at 1/2% per annum over the prime rate.

(5)      Income Taxes

         For the nine and three months ended November 30, 2000, the Company recognized a tax benefit of $1,330,000 and $330,000, respectively, related to federal wind tax credits generated by the Big Spring facility. For the nine and three months ended November 30, 1999, the federal wind tax credits were $1,389,000 and $450,000, respectively.

(6)      Contingencies

         Previously reported legal actions against the Company based upon guarantees of NAEC obligations have either been discontinued or are not being prosecuted by mutual consent. All remaining plaintiffs have executed a settlement agreement which was approved by the bankruptcy court on January 8, 2001. The Company anticipates that the remaining actions will now be discontinued. The settlement agreement calls for the Company to settle these obligations with the formation of a trust to be funded by May 1, 2001, or as extended by agreement, through a combination of an initial cash payment of approximately $13 million, six million shares of common stock which would be sold over time under controlled conditions to liquidate the obligations, and a carried interest in the Company's net available cash flow, as defined, which will be used to the extent the sale of the common stock is insufficient to liquidate all obligations. In addition, NAEC's lender for the line of credit has reached an accommodation with the Company pursuant to which it has agreed not to oppose the entry of an injuction preventing it from pursuing its litigation against the Company. Such litigation is therefore stayed. Included in NAEC's estimate of its total pre-petition obligations, NAEC has accrued its estimate of the maximum liability to these creditors as well as to the lender for the line of credit.

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

         Within our Greenpower business, we have five currently operating facilities: in New York City, the 38MW Warbasse cogeneration facility (the "Warbasse facility") and the 286MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"); in Big Spring, Texas, a 34MW wind energy facility (the "Big Spring facility"), and a 6.6MW wind energy facility (the "West Texas project"); and a 225 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project"). Other power projects are in earlier stages of development.

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

         As of March 2, 2000 NAEC estimated that the total third party obligations that would be the subject of the Chapter 11 proceedings approximated $66 million. Of this amount approximately $25.6 million represents liquidated damages alleged to be owed to certain natural gas suppliers. York has guaranteed approximately $46 million of total pre-petition debt of NAEC, although the total guaranteed amount could change as additional information is obtained. York and NAEC have conducted extensive discussions with both the guaranteed and non-guaranteed creditor groups and have arrived at a settlement agreement, which was approved by the bankruptcy court on January 8, 2001. The Company will settle these obligations with the formation of a trust to be funded by May 1, 2001, or as extended by agreement, through a combination of an initial cash payment of approximately $13 million, six million shares of common stock which would be sold over time under controlled conditions to liquidate the obligations, and a carried interest in the Company's net available cash flow, as defined, which will be used to the extent the sale of the common stock is insufficient to liquidate all obligations.

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

         York has retained Credit Suisse First Boston ("CSFB") to help explore strategic financing alternatives for certain York domestic and international power projects. If these efforts are successful, York expects to utilize a portion of the net proceeds (after redeeming the existing senior secured portfolio bonds), to fund the settlement agreement regarding its NAEC related liabilities, and the balance to fund continuing project development and for general corporate purposes.

         There can be no assurance that the settlement agreement referred to above reached with the creditor groups will receive final bankruptcy court approval and will culminate in an agreement to resolve NAEC's liabilities or York's obligations with respect thereto. There also can be no assurance that CSFB's efforts on behalf of the Company will be successful.

General

         During the nine months ended November, 2000, cash and cash equivalents decreased approximately $6 million. Cash used in operating activities of continuing operations was approximately $5.6 million.

         During the nine months ended November 30, 2000, investing activities provided approximately $5.4 million. Net cash flow from the escrow accounts was approximately $7.7 million. The Company purchased approximately $2.7 million of property, plant and equipment utilizing cash received from the escrow accounts.

         During the nine months ended November 30, 2000, financing activities used approximately $2.7 million for a principal payment on the project notes.

Results of Operations

2000 Compared to 1999

         Revenues include the sale of electric energy to utility customers by the Big Spring and Trinidad projects. Revenues also include power project services such as engineering services, fuel procurement and other services. Cost of revenues include fuel, payroll, depreciation and other operations and maintenance costs. Revenues increased approximately $13,392,000 and $2,925,000, respectively, and cost of revenues increased approximately $10,163,000 and $4,120,000, respectively, when comparing the nine and three months ended November 30, 2000 to the nine and three months ended November 30, 1999. These increases are primarily the result of the commencement of operations of the Trinidad project in September 1999 and increased revenues and related costs of fuel for the Warbasse facility.

         The Big Spring project revenues increased approximately $621,000 and $26,000, respectively, and cost of revenues increased approximately $1,841,000 and $890,000, respectively, when comparing the nine and three months ended November 30, 2000 to the nine and three months ended November 30, 1999. These increases are primarily the result of full commercial operation being achieved in December 1999. Of the increase in cost of revenues, approximately $1,095,000 and $364,000, respectively, relates to depreciation. Depreciation commenced January 1, 2000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Trinidad project revenues increased approximately $9,588,000 and $269,000, respectively, and cost of revenues increased approximately $3,299,000 and $675,000, respectively, when comparing the nine and three months ended November 30, 2000 to the nine and three months ended November 30, 1999. These increases are due to the commencement of operations of the Trinidad Project in September 1999. Of the increase in cost of revenues, approximately $1,791,000 and $262,000, respectively, relates to depreciation. Depreciation commenced October 1, 1999. The Trinidad project has no fuel risk because the government provides all the fuel utilized by the project.

         Selling, general and administrative expenses decreased approximately $1,426,000 and $1,212,000 respectively, when comparing the nine and three months ended November 30, 2000 to the same periods in the prior year. These decreases were primarily due to reduced payroll and employee benefit costs, a reduction in professional fees and various other costs.

         Interest income decreased approximately $624,000 and $138,000, respectively, when comparing the nine and three months ended November 30, 2000 to the nine and three months ended November 30, 1999 due to decreased levels of cash available for investment resulting principally from payments on construction of the Trinidad and Big Spring projects. Interest income - WCTP increased approximately $534,000 and $119,000, respectively, due to increases in the variable interest rate charged.

         Interest expense increased approximately $8,576,000 and $2,231,000, respectively, when comparing the nine and three months ended November 30, 2000 to the nine and three months ended November 30, 1999. The increase was primarily caused by the impact of capitalizing construction period interest of approximately $8,632,000 and $1,978,000, respectively, in the nine and three months ended November 30, 1999.

          Other income increased approximately $1,809,000 and $450,000, respectively, when comparing the nine and three months ended November 30, 2000 to the same periods in the prior year. The increase for the nine months was primarily due to an increase in royalty fees from BNYLP of approximately $1,358,000 and a gain on sale of marketable securities of approximately $320,000. The increase for the three months was primarily due to higher royalty fees of approximately $429,000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES


                                     PART II


         ITEM 1.  Legal Proceedings

                  Previously reported legal actions against the Company based upon guarantees of NAEC obligations have either been discontinued or are not being prosecuted by mutual consent. All remaining plaintiffs have executed a settlement agreement which was approved by the bankruptcy court on January 8, 2001. The Company anticipates that the remaining actions will now be discontinued. In addition, NAEC's lender for the line of credit has reached an accommodation with the Company pursuant to which it has agreed not to oppose the entry of an injuction preventing it from pursuing its litigation against the Company. Such litigation is therefore stayed. Included in NAEC's estimate of its total pre-petition obligations, NAEC has accrued its estimate of the maximum liability to these creditors as well as to the lender for the line of credit (see Note 6).

         ITEM 6.  Exhibits and reports on Form 8-K

                  (a)      Exhibits

                           None

                  (b) There were no reports on Form 8-K filed during the three months ended November 30, 2000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 16, 2001                         /s/ Robert M. Beningson
                                                -------------------------
                                                Robert M. Beningson
                                                Chairman of the Board and
                                                President

Dated: January 16, 2001                         /s/ Michael Trachtenberg
                                                ------------------------
                                                Michael Trachtenberg
                                                Executive Vice President
                                                and Chief Financial and
                                                Accounting Officer