Form 10-K405
period 2001-02-28
YORK RESEARCH CORP
filed 2001-06-21
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    February 28, 2001
                           -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to

                            Commission file number      0-72
                                                    ------------

                            York Research Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            06-0608633
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

 280 Park Avenue, Suite 2700 West, New York, New York           10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (212) 557-6200
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
         Title of each class                               on which registered
         -------------------                              ---------------------

                None
---------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 21, 2001 was as follows:

                   Common Stock, $.01 par value - $48,091,058

    (Based on the closing price of $3.75 for the common stock on such date.)

         The number of shares outstanding of the Registrant's classes of common stock, as of May 21, 2001 was as follows:

                Common Stock, $.01 par value - 16,262,697 shares

Documents incorporated by reference: Part III of this Form 10-K is incorporated by reference from the Company's Proxy Statement for its 2001 Annual Meeting.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         The Report, including certain statements in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words "believe", "anticipate", "intend", "plan", "seek", "will be", "expects", "estimates", "projects" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statements. Certain of these risks include changes in the markets in which the Company operates, price volatility, interest rate volatility, construction risks, currency risks (in the case of offshore projects and procurement), disturbances in the capital markets which interfere with the Company's ability to finance its projects, changes in applicable regulations, or change in supply or demand for energy and energy projects, as well as possible adverse consequences resulting from the Chapter 11 filing of NAEC, claims by creditors of NAEC against the Company and the possible sale or refinancing of certain of the Company's assets. See Item 1A. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objective and plans of the Company will be achieved.

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

         Within our Greenpower business, there are five facilities currently in commercial operation: in New York City, a 38 Megawatt ("MW") Warbasse cogeneration facility (the "Warbasse facility") and a 286 MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"), in Big Spring, Texas a 34 MW wind energy facility (the "Big Spring facility") and a 6.6 MW wind energy project (the "West Texas project") and a 225 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project"). Other power projects, both domestic and international, are in earlier stages of development.

         York's Greenpower project development strategy is to increase development activities selectively around the world, giving priority to negotiated rather than publicly bid opportunities. We believe that the market for wind energy projects will grow as wind power becomes increasingly competitive as a source of energy, as a function of its price and environmental benefits.

         On August 4, 1998, a $150,000,000, 12% portfolio bond financing due October 30, 2007 was completed. This financing provided funding for construction and completion of the Big Spring facility and the Trinidad project, and other bond related costs, and future development activities. This financing was underwritten by Credit Suisse First Boston ("CSFB") and is non-recourse to York but is secured by certain assets and cash flow related to the BNY and Warbasse facilities, as well as all of the cash flow and assets of the Big Spring facility and Trinidad project.

         On March 2, 2000, North American Energy Conservation, Inc. ("NAEC"), an 85% owned subsidiary of the Company, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with The United States Bankruptcy Court for the Southern District of New York. Reference is made to the Company's Current Report on Form 8-K dated March 2, 2000 for a description of the background and circumstances surrounding the NAEC filing. As of February 28, 2000, the Company accounted for the NAEC wholesale and retail natural gas marketing business as a discontinued operation, as well as the electric marketing business, which was discontinued previously. On April 20, 2000 NAEC sold its retail natural gas marketing business to Amerada Hess Corporation (see Note 17).

         York has guaranteed approximately $46 million of the total pre-petition debt of NAEC. York and NAEC have conducted extensive discussions with both the guaranteed and non-guaranteed creditor groups and had arrived at a settlement agreement, which was approved by the bankruptcy court on January 8, 2001. The Company expects to settle these obligations with the formation and funding of a trust. For details see Notes 2 and 19.

         York with the help of CSFB and other consultants, is pursuing several alternative means, including the potential sale of all or part of York's interest in various projects, of raising the funds necessary to fund the trust and meet its other ongoing obligations.

         There can be no assurance that the efforts of the Company to raise sufficient funds will be successful and therefore there can also be no assurance that the trust will be formed. See Item 3 below as to litigation involving the NAEC creditors, and Item 7.

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

         The Company has developed and is operating this second facility, which is owned by a partnership of York and Primesouth, Inc. The new contract requires TU Electric to buy all of the power generated by the four V-66 turbines, the largest commercially operating in North America, for 15 years plus options for two additional five-year periods, in a similar manner to the Big Spring facility. Power from this facility will be dedicated for use in Waco, Texas, as part of a renewable energy program called "TU Renew" being offered to customers of TU Electric/Lone Star Gas.

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

         5.       Brooklyn Navy Yard Cogeneration Facility

         Brooklyn Navy Yard Cogeneration Partners, L.P. ("BNYLP"), is owned equally by a subsidiary of Edison Mission Energy ("Mission"), which is an indirect wholly owned subsidiary of Edison International, and B-41 Associates L.P. ("B-41LP") an entity in which York holds an indirect 74.7% equity interest (see Item 1C). BNYLP was formed to develop, construct, finance, own and operate the 286 MW natural gas fired combined cycle BNY Facility.

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

         York owns 100% of the outstanding shares of B-41 Management Corp. ("B-41MC"), Cogeneration Technologies, Inc. ("Cogen"), and York Internet Power Services, Inc.

         York and its subsidiaries own 74.7% of B-41LP, the 50% partner in BNYLP, as a result of the following:

         B-41MC holds a 5% general partnership interest in B-41LP.

         Cogen holds a 22% limited partnership in B-41LP.

         York holds a 90% limited partnership interest in York Cogen Partners L.P. ("YCP"), which in turn holds a 53% limited partnership interest in B-41LP.

         RV Associates L.P. ("RVA"), an entity in which the Chairman is an indirect minority partner, holds a 5% general partnership interest and a 15% limited partnership interest in B-41LP.

         A portion of B-41LP's partnership interest in BNYLP has been pledged as collateral to unaffiliated third parties to secure certain obligations of B-41LP.

         York, through wholly owned subsidiaries, some of which are offshore, owns 100% of the Big Spring facility and the Trinidad project. For revenues and assets of the Big Spring Facility and Trinidad project, see Note 8.

         WCTP is a limited partnership whose 25% general partner is RRR'S Ventures Ltd. ("RRR'S"). York's Chairman is a shareholder in RRR'S. Entities unaffiliated with York or RRR'S own an aggregate of 75% limited partnership interest in WCTP. RRR'S also holds a 10% general partnership interest in YCP.

         The West Texas Renewables Limited Partnership is a partnership whose 1% general partner is a subsidiary of York, and whose 99% limited partner is Primesouth, Inc.

         York continues to own 85% of NAEC, which is in Chapter 11. York's chairman controls the remaining 15%. See Items 1A and 3.

D.       Backlog

         We do not currently calculate backlog because the revenue streams are dependent upon a number of variable factors such as inflation, fuel prices and electric utility rates and utilizations.

E.       Patents and Trademarks

         We have no patents or trademarks that have been considered material to our businesses.

F.       Research and Development

         Since research and development costs are not significant, we do not account separately for these costs.

G.       Raw Materials and Suppliers

         We are not dependent on any single source of supplies or services for our activities. Certain of the facilities enter into long-term contracts with suppliers, however, alternative sources are typically available.

H.       Marketing

         We market our projects and products through a dedicated project development staff, supplemented by our technical support personnel and management personnel, and by consultants internationally.

I.       Employees

         As of June 1, 2001, we employed 31 people on a full-time basis. Most of our executives are technically trained and actively engaged in the project development area.

J.       Competition

         There are many companies with access to greater financial resources that are active in various aspects of our energy business. These companies will continue to compete in the energy marketplace. We cannot assess the effect of competition in the future.

K.       Customers

         During fiscal 2001, substantially all of the revenues were derived from operating power projects. Each of the power projects is dependent on one customer, typically a utility, for substantially all of its revenues. See Notes 5 and 8 for revenues from major customers.

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

M.       Regulation

         A subsidiary of the Company has been retained through an operations and maintenance agreement to operate the Warbasse cogeneration facility in New York, a qualifying cogeneration facility ("QF") pursuant to the Public Utility Regulatory Policies Act of 1978. The BNY facility in New York has also obtained QF status.

         Cogeneration projects that meet the QF criteria stated in the federal rules generally are exempt from most of the federal, state and local regulations that apply to generating facilities which are not QFs.

          The BNY facility is operating as a QF but also has the right to operate as an exempt wholesale generator ("EWG"). An EWG must be engaged exclusively in the business of owning or operating an eligible facility and selling electricity at wholesale.

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

         Certain liabilities of NAEC have been guaranteed by the Company and in consequence, NAEC creditors holding Company guarantees have formed an ad hoc committee (the "Ad Hoc Committee") which in turn has retained counsel and a financial advisor. In July of 2000 the Ad Hoc Committee and the Company agreed upon a term sheet ("Term Sheet") which provides a framework for settlement of all of the guarantee claims. Subsequently, the Company and the Ad Hoc Committee negotiated with the Official Creditors' Committee of NAEC with a view toward bringing NAEC into the settlement and thereby achieving a global settlement. That goal was reached in November, 2000 when the Company, each of the members of the Ad Hoc Committee and the Official Creditor's Committee of NAEC entered into a settlement agreement dated November 30, 2000 (the "Settlement Agreement") which comprised all claims of NAEC against York and formally approved the Term Sheet. An application was made to the Bankruptcy Court for approval of the Settlement Agreement. On January 8, 2001 the Bankruptcy Court approved the Settlement Agreement and, in order to assure that the Company would be in a position to complete the transactions contained in the Settlement Agreement, issued an injunction against any party asserting claims against the Company until the closing of the transactions contemplated in the Settlement Agreement. That injunction is currently in force, and in consequence the remaining actions against the Company (PG & E Energy Trading - Gas Corporation, El Paso Merchant Energy - Gas, LP, and Congress Financial Corp.) are stayed. The Company was unable to meet certain of its obligations under the Settlement Agreement within its time limitations and therefore approached both the Ad Hoc Committee and the NAEC Official Committee with a request for an extension of time and a modified proposal. The time for the Company to perform has been extended while the committees consider the modified proposal which if approved will be submitted to the Bankruptcy Court for approval. (See Item 1 and Note 2).


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

                                       High                     Low
                                       ----                     ---

Fiscal Year 2001
First Quarter                            3                       7/8
Second Quarter                        1-15/16                 1-3/32
Third Quarter                          1-5/32                  11/16
Fourth Quarter                         2-7/16                  25/32

Fiscal Year 2000
First Quarter                          7-5/16                  4-1/2
Second Quarter                         6-9/16                  4-1/2
Third Quarter                         4-31/32                  3-5/8
Fourth Quarter                          4-7/8                 3-5/32

         On May 29, 2001, we had 462 holders of record of our common stock. We have not declared any common stock or cash dividends during the last five years and have no present intention to declare cash dividends. Pursuant to a covenant under the portfolio bond financing, York agreed to limit annual cash dividends to $.01 per share.

ITEM 6                      SELECTED FINANCIAL DATA
                (in thousands of dollars, except per share data)

                                                                 As of and for the Year Ended
                                                                 ----------------------------
                                                2/28/01       2/28/00    2/28/99       2/28/98         2/28/97
                                                -------       -------   ---------     ---------      ----------
Total Revenues                                 $  37,298    $   22,533   $  6,238      $ 13,787       $ 19,756
                                               =========    ==========   ========      ========       ========

Income (loss) from continuing operations       $   3,760    $    3,585    ($1,217)     $  4,134       $  6,861
                                               =========    ==========   ========      ========       ========

Net income (loss)                              $   3,760      ($31,142)   ($5,990)     $ 12,044       $  7,518
                                               =========    ==========   ========      ========       ========

Earnings (loss) per share - Basic:
    From continuing operations                 $   0. 25    $    0. 24     ($0.09)     $   0.29       $   0.54
                                               =========    ==========   ========      ========       ========

    Total                                      $   0. 25        ($2.12)    ($0.42)     $   0.86       $   0.59
                                               =========    ==========   ========      ========       ========

Earnings (loss) per share - Diluted:
    From continuing operations                 $   0. 24    $     0.23     ($0.09)     $   0.27       $   0.46
                                               =========    ==========   ========      ========       ========

    Total                                      $   0. 24        ($2.03)    ($0.42)     $   0.77       $   0.49
                                               =========    ==========   ========      ========       ========

Total assets                                   $ 263,451    $  269,886   $266,101      $134,139       $ 92,669
                                               =========    ==========   ========      ========       ========

Limited recourse liabilities
  including current portion                    $ 147,312    $  150,000   $150,000      $      0       $ 29,283
                                               =========    ==========   ========      ========       ========

Stockholders' equity                           $  40,734    $   36,003   $ 64,877      $ 63,747       $ 46,167
                                               =========    ==========   ========      ========       ========

Cash dividends declared
   per common share                            $       0    $        0   $      0      $      0       $      0
                                               =========    ==========   ========      ========       ========


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

         Within our Greenpower business, there are five currently operating facilities: in New York City, a 38 megawatt ("MW") Warbasse cogeneration facility (the "Warbasse facility") and a 286MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"), in Big Spring, Texas, a 34MW wind energy facility (the "Big Spring facility") and a 6.6MW wind energy facility (the "West Texas project") and a 225 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project"). Other power projects are in earlier stages of development.

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

         Reference is made to the Company's Current Report on Form 8-K dated March 2, 2000 for a complete description of the background and circumstances surrounding the NAEC filing.

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

         General corporate, pre-financing project development and negative working capital needs have historically been met by the cash flow derived from the power projects. The Company believes that from cash flow sources described above and from potential development fees received on future projects, there will be sufficient cash flow for continuing operations for at least twelve months. However, unless the Company is successful continuing in raising new funds as described below, there can be no assurance that it will have sufficient working capital to meet its obligations.

         York has guaranteed approximately $46 million of the total pre-petition debt of NAEC. York and NAEC have conducted extensive discussions with both the guaranteed and non-guaranteed creditor groups and had arrived at a settlement agreement, which was approved by the bankruptcy court on January 8, 2001. Pursuant to the settlement agreement, among other requirements, the Company was required to fund $13 million into a trust for the benefit of the creditors by May 1, 2001. To date, both NAEC and the Company have been unable to fund the initial cash payment into the trust. The time for the Company to perform has been extended while it continues negotiations with the creditors. The trust is expected to be funded, upon formation, with a minimum of $13 million, six million shares of common stock which would be sold over time under controlled conditions to liquidate the obligations, a warrant for one million shares at an exercise price to be determined and a carried interest in the Company's net available cash flow, as defined, which will be used to the extent the sale of the common stock is insufficient to liquidate all obligations. To the extent the trust has not previously been liquidated, the total amount to be liquidated via the trust is expected to increase by $2 million on the third anniversary and additional amounts up to a cap of $4 million on each anniversary thereafter. Included in the total settlement is an expected debt obligation of $1 million, collateralized by certain assets, due December 31, 2009 or earlier under certain circumstances as defined.

         York, with the help of Credit Suisse First Boston ("CSFB") and other consultants, is pursuing several alternative means, including the potential sale of all or part of York's interest in various projects, of raising the funds necessary to fund the trust and meet its other ongoing obligations.

         There can be no assurance that the trust referred to above being negotiated with the creditor groups will ultimately resolve NAEC'S liabilities or York's obligations with respect thereto. There also can be no assurance that the efforts of the Company to raise sufficient funds will be successful.

         The Company has met all required principal and interest payments on the project notes payable to date, and expects to continue to do so. The project notes payable are non-recourse to York. However, as a result of the bond trustee's inability to set up certain foreign escrow accounts pursuant to provisions included in the bond indenture, the project notes payable have been classified as a current liability as of February 28, 2001 (see Note 11).

General

         During fiscal 2001, cash and cash equivalents decreased approximately $5.1 million. Cash used in operating activities of continuing operations was approximately $3.4 million. This principally consisted of net income of approximately $3.8 million adjusted for non cash items of approximately $7 million less the increase in receivables and other assets of approximately $13.9 million.

         During fiscal 2001, investing activities provided approximately $4.8 million. Net cash flow from the escrow accounts was approximately $9.1 million. The Company purchased approximately $4.7 million of property, plant and equipment utilizing cash received from the escrow accounts.

         During fiscal 2001, financing activities used approximately $2.7 million due to payments on the project notes.

Results of Operations


Fiscal 2001 Compared to Fiscal 2000

         Revenues include the sale of electric energy to utility customers by the Big Spring and Trinidad facilities. Revenues also include power project services such as engineering services, fuel procurement and other services. Cost of revenues include fuel, payroll, depreciation and other operations and maintenance costs. Revenues increased approximately $14,764,000 and cost of revenues increased approximately $11,570,000 when comparing fiscal 2001 to fiscal 2000. These increases are primarily the result of the commencement of operations of the Trinidad project in September 1999 and increased revenues and related costs of fuel of approximately $5,877,000 for the Warbasse facility.

         The Big Spring project revenues increased approximately $322,000 and cost of revenues increased approximately $1,881,000 when comparing fiscal 2001 to fiscal 2000. These increases are primarily the result of full commercial operation being achieved in December 1999. Of the increase in cost of revenues, approximately $1,215,000 relates to depreciation. Depreciation commenced January 1, 2000.

         The Trinidad project revenues increased approximately $9,710,000 and cost of revenues increased approximately $3,458,000 when comparing fiscal 2001 to fiscal 2000. These increases are due to the commencement of operations of the Trinidad Project in September 1999. Of the increase in cost of revenues, approximately $1,862,000 relates to depreciation. Depreciation commenced October 1, 1999. The Trinidad project has no fuel risk because the government provides all the fuel utilized by the project.

         Selling, general and administrative expenses decreased approximately $2,309,000, when comparing fiscal 2001 to fiscal 2000. This decrease is comprised of the following: (a) expenses incurred in developing power projects decreased approximately $557,000 and (b) general corporate expenses decreased approximately $1,752,000 as part of an overall effort to reduce costs. There was a decrease of approximately $649,000 in professional fees, $375,000 in accretion expenses on the Class B warrant redemption, $181,000 in advertising and public relations, and $153,000 in travel and entertainment. The balance of the decrease relates to various other costs.

         Interest income decreased approximately $625,000 when comparing fiscal 2001 to fiscal 2000 due to decreased levels of cash available for investment resulting principally from payments on construction of the Trinidad and Big Spring projects. Interest income - WCTP increased approximately $534,000 due to increases in the variable interest rate charged.

         Interest expense increased approximately $9,409,000 when comparing fiscal 2001 to fiscal 2000. The increase was primarily caused by the impact of capitalizing construction period interest of approximately $9,365,000 during fiscal 2000.

         Other income increased approximately $3,503,000 when comparing fiscal 2001 to fiscal 2000. The change was primarily due to an increase in royalty fees from BNYLP of approximately $2,957,000 as a result of increased BNYLP revenues and a gain on sale of marketable securities of approximately $320,000.

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

         Interest expense increased approximately $2,205,000 when comparing fiscal 2000 to fiscal 1999. The increase was caused by the full year impact of the Portfolio Bond Financing in fiscal 2000, net of interest capitalized on construction costs incurred.

         Other income increased approximately $597,000 when comparing fiscal 2000 and fiscal 1999. These changes were primarily due to an increase in royalty fees from BNYLP of approximately $285,000 and an increase in general partner fees received from BNYLP of approximately $176,000.

ITEM 7A                  DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's project notes payable.

         The Company has no cash flow exposure due to rate changes for its debt obligations. The Company primarily enters into debt obligations to support general corporate purposes and capital expenditures for projects.

         The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's cash equivalents, marketable securities, cash in escrow, notes receivable and debt obligations. The Company's notes receivable from WCTP bear interest at a variable rate of LIBOR plus 2% and have no specific maturity.

                                              Year Ended                                         Fair Value
                                          February 28, 2001               Total              February 28, 2001
                                          -----------------               -----              -----------------
Cash equivalents
   Variable rate                               $627,000                 $627,000                  $627,000
   Average interest rate                         5.8%                     5.8%
Marketable securities
   Variable rate                              $1,446,000               $1,446,000                $1,446,000
   Dividend rate                                  0%                       0%
Cash in escrow
   Variable rate                              $1,285,000               $1,285,000                $1,285,000
   Average interest rate                         5.7%                     5.7%
Notes receivable
   Variable rate                                  --                   $57,331,000            Not Determinable
   Average interest rate                          --                      8.5%



The project notes, which for financial statement purposes have been classified as a current liability, have a fixed rate of interest of 12% and a fair value at February 28, 2001 of $147,312,000. (see Note 11).


ITEM 8                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements on Page 20.


ITEM 9               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

         Items 10 through 13 are incorporated by reference from the Company's Proxy Statement for its 2001 Annual Meeting to be mailed in June, 2001.


ITEM 14       EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (a) (2): See Index to Consolidated Financial Statements at Page 20.

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

         4(b) Trust Indenture, between York Power Funding (Cayman) Limited and The Bank of New York, as Trustee, dated July 30,
                  1998. (12)

         4(c)     Form of 12% Senior Bonds due October 30, 2007 (included in
                  Exhibit 4(b) hereto). (12)

         4(d) Form of 12% Series A Senior Bonds due October 30, 2007 (included in Exhibit 4(b) hereto). (12)

         4(e) Exchange and Registration Rights Agreement between York Power Funding (Cayman) Limited and Credit Suisse First Boston dated August 4, 1998. (12)

         10(o) Agreement for Construction of Additional Capacity, dated May 7, 1990, between Warbasse-Cogeneration Technologies Partnership, L.P. and York Research Corporation. (3)

         10(q) Lease and Energy Sale Agreement, dated December 18, 1989 between the Brooklyn Navy Yard Development Corporation and Cogeneration Technologies, Inc., a wholly owned subsidiary of the Company. (4)

         10(r) Amended and Restated Limited Partnership Agreement by and between Mission Energy New York, Inc. and B-41 Associates, L.P., dated November 1, 1997, with Exhibits thereto. (11)

         10(s) Stipulation of Settlement among counsel to plaintiffs in litigation entitled In Re York Research Corporation Securities Litigation, United States District Court, Southern District of New York, Master File No. 91 Civ. 5040 (LJF), and counsel for all defendants therein, dated January 15, 1993, with Exhibits thereto. (5)

         10(t) Final Judgment of Dismissal with Prejudice, In Re York Research Corporation Securities Litigation, United States District Court, Southern District of New York, Master File No. 91 Civ. 5040 (LJF) (5)

         10(u) Amended and Restated Agreement of Limited Partnership of B-41 Associates L.P., dated December 26, 1992. (5)

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

         10.57 Assignment and Security Agreement between York Power Funding (Cayman) Limited and The Bank of New York, dated as of August 4, 1998. (13)

         10.58 Agency Agreement among York Power Funding (Cayman) Limited, Brooklyn Navy Yard Power LLC, Warbasse Power I LLC, Warbasse Power II LLC and New World Power Texas Renewable Energy Limited Partnership, dated as of August 4, 1998. (13)

         10.59 Employment Agreement dated December 9, 1998, as amended between the Company and Robert M. Beningson. (9)

         10.60 Second amendment to Employment Agreement dated December 9, 1998, between the Company and Robert M. Beningson.

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

         The following reports on Form 8-K were filed during the quarter ended February 28, 2001:

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

(9) Previously filed as an Exhibit with the Company's Form 10-K for the year ended February 28, 2000 and incorporated herein by reference.

(10) Previously filed as an Exhibit with the Company's Form 10-Q for the quarter ended August 31, 1998, and incorporated herein by reference.

(11) Previously filed as an Exhibit with the Company's Form 10-K for the year ended February 28, 1998 and incorporated herein by reference.

(12) Previously filed as an Exhibit with the Registration Statement 333-68839 filed by York Power Funding (Cayman) Limited and incorporated herein by reference.

(13) Previously filed as an Exhibit with the Company's Form 10-K for the year ended February 28, 1999 and incorporated herein by reference.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page(s)

York Research Corporation and Subsidiaries:

     Report of Independent Certified Public Accountants                 21

     Consolidated Financial Statements:

     Consolidated Balance Sheets - February 28, 2001 and 2000           22

     Consolidated Statements of Operations for the Years Ended          23
      February 28, 2001, February 28, 2000 and February 28,
      1999

     Consolidated Statement of Stockholders' Equity for the             24
      Years Ended February 28, 2001, February 28, 2000 and
      February 28, 1999

     Consolidated Statements of Cash Flows for the                      25
      Years Ended February 28, 2001, February 28, 2000
      and February 28, 1999

     Notes to Consolidated Financial Statements                   26  through 50

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
York Research Corporation:

      We have audited the accompanying consolidated balance sheets of York Research Corporation and Subsidiaries at February 28, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Research Corporation and Subsidiaries at February 28, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company does not have sufficient cash to settle the obligations to the NAEC creditors. This matter raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP




New York, New York
June 12, 2001

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         February 28,              February 28,
                                                                                             2001                      2000
                                                                                        --------------            -------------
ASSETS
Current Assets:
       Cash and cash equivalents                                                        $   2,438,864             $   7,490,106
       Marketable securities                                                                1,445,520                 1,199,600
       Trade accounts receivable                                                            3,637,654                 4,301,512
       Other receivables - related parties                                                  9,457,308                 4,625,043
       Cash in escrow                                                                       1,284,558                10,422,747
       Deferred tax asset                                                                   8,920,143                 8,214,200
       Other current assets                                                                   324,966                 1,118,751
                                                                                        -------------             -------------
            Total current assets                                                           27,509,013                37,371,959

Property, plant and equipment, net                                                        130,016,474               134,811,684
Long-term notes and other receivables - WCTP                                               81,695,602                71,664,476
Intangible assets, net                                                                     15,570,329                17,884,133
Deferred tax asset                                                                          6,019,000                 6,002,000
Other assets (including advances to employees of $817,757
          and $769,136, respectively)                                                       2,640,739                 2,151,979
                                                                                        -------------             -------------
            Total assets                                                                $ 263,451,157             $ 269,886,231
                                                                                        =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Project payables                                                                 $   6,049,732             $  10,758,415
       Accrued expenses and other payables                                                 11,151,629                12,037,342
       Income tax payable                                                                     289,008                   933,883
       Project notes payable                                                              147,312,000                 2,688,000
       Net liabilities of discontinued operations                                          49,997,637                53,756,278
                                                                                        -------------             -------------
            Total current liabilities                                                     214,800,006                80,173,918

Project notes payable                                                                               -               147,312,000
Other long-term liabilities                                                                 1,724,437                   654,635
Deferred revenue and other credits                                                          2,768,000                 2,941,000

Minority interest in partnership                                                            3,424,254                 2,801,860

Commitments and contingencies

Stockholders' equity
       Common stock, Class A, $.01 par value;  authorized 10,000,000
          shares;  none issued                                                                      -                         -
       Common stock, $.01 par value;  authorized 50,000,000 shares;
          issued 16,420,821 and 15,270,156 shares, respectively                               164,208                   152,702
       Additional paid-in capital                                                          69,473,128                68,702,128
       Accumulated deficit                                                                (26,233,745)              (29,993,869)
       Accumulated other comprehensive income (net of tax of $450,857
          and $353,696, respectively)                                                         875,308                   686,625
                                                                                        -------------             -------------
                                                                                           44,278,899                39,547,586
       Less:
       Treasury stock, at cost (158,124 shares)                                            (1,564,713)               (1,564,713)
       Notes receivable - sale of common stock                                               (377,322)                 (463,669)
       Deferred compensation                                                               (1,602,404)               (1,516,386)
                                                                                        -------------             -------------
            Total stockholders' equity                                                     40,734,460                36,002,818
                                                                                        -------------             -------------
            Total liabilities and stockholders' equity                                  $ 263,451,157             $ 269,886,231
                                                                                        =============             =============

   The accompanying notes are an integral part of these financial statements.

              YORK RESEARCH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED FEBRUARY 28,

                                                                        2001                      2000                      1999
                                                                    ------------              ------------             -------------
Revenues                                                            $ 37,297,868              $ 22,533,494             $  6,238,207

Costs of revenues                                                     22,388,243                10,818,658                6,007,344
                                                                    ------------              ------------             ------------

Gross Profit                                                          14,909,625                11,714,836                  230,863
                                                                    ------------              ------------             ------------
Selling, general and administrative:
       Power project services                                          2,147,868                 2,704,933                1,657,787
       General corporate expenses                                      6,801,584                 8,553,089                7,066,754
                                                                    ------------              ------------             ------------
            Total selling, general and administrative                  8,949,452                11,258,022                8,724,541
                                                                    ------------              ------------             ------------

Other income (expense):
       Interest income - WCTP                                          4,944,830                 4,411,197                4,343,975
       Interest income                                                   561,822                 1,186,771                2,425,168
       Interest expense                                              (17,891,649)               (8,482,517)              (6,277,199)
       Other income                                                   10,071,343                 6,568,031                5,970,575
       Minority interest in partnership                                 (622,395)                 (555,497)                (546,766)
                                                                    ------------              ------------             ------------
                                                                      (2,936,049)                3,127,985                5,915,753
                                                                    ------------              ------------             ------------

Income (loss) from continuing operations
       before income taxes                                             3,024,124                 3,584,799               (2,577,925)

Benefit for income taxes:                                               (736,000)                        -               (1,360,810)
                                                                    ------------              ------------             ------------

Income (loss) from continuing operations                               3,760,124                 3,584,799               (1,217,115)

Discontinued operations:
       Loss from discontinued operations                                       -               (11,034,007)              (3,289,299)
       Estimated loss on disposal                                              -               (23,692,380)              (1,483,229)
                                                                    ------------              ------------             ------------
            Total loss from discontinued operations                            -               (34,726,387)              (4,772,528)
                                                                    ------------              ------------             ------------

Net income (loss)                                                   $  3,760,124              $(31,141,588)            $ (5,989,643)
                                                                    ============              ============             ============

Earnings (loss) per share - Basic:
       Continuing operations                                        $       0.25              $       0.24             $      (0.09)
       Discontinued operations                                      $          -              $      (2.36)            $      (0.33)
                                                                    ------------              ------------             ------------
            Total                                                         $ 0.25              $      (2.12)            $      (0.42)
                                                                    ============              ============             ============

       Weighted average number of common shares used
         in computing basic earnings (loss) per share                 15,105,481                14,705,314               14,286,106
                                                                    ============              ============             ============

Earnings (loss) per share - Diluted:
       Continuing operations                                        $       0.24              $       0.23             $      (0.09)
       Discontinued operations                                      $          -              $      (2.26)            $      (0.33)
                                                                    ------------              ------------             ------------
            Total                                                   $       0.24              $      (2.03)            $      (0.42)
                                                                    ============              ============             ============

       Weighted average number of common shares and
         common share equivalents used in computing diluted
         earnings (loss) per share                                    15,435,288                15,330,787               14,286,106
                                                                    ============              ============             ============


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED FEBRUARY 28, 2001, 2000 AND 1999



                                                        Common Stock
                                                   ------------------------   Additional   Accumulated
                                                     Shares        Shares       Paid-in      Earnings    Treasury       Notes
                                                     Issued        Amount       Capital      (Deficit)     Stock      Receivable
                                                   -----------------------------------------------------------------------------
Balance, February 28, 1998                         14,961,438    $ 149,614  $ 67,791,168  $  7,137,362  $(1,409,401) $(6,832,938)

Exercise of options                                    51,250          513       221,394            --           --      (57,543)
Exercise and issuance of warrants                       5,838           58       157,828            --           --           --
Deferred compensation accrual                              --           --       226,726            --           --           --
Tax effect of options and warrants                         --           --        48,000            --           --           --
Forgiveness of notes receivable                            --           --            --            --           --      100,000
Cash receipts                                              --           --            --            --           --      275,000
Transfer of note receivable to minority interests          --           --            --            --           --    5,696,500
Net loss                                                   --           --            --    (5,989,643)          --           --
                                                   -----------------------------------------------------------------------------
Balance, February 28, 1999                         15,018,526      150,185    68,445,116     1,147,719   (1,409,401)    (818,981)

Comprehensive loss:
 Net loss                                                  --           --            --   (31,141,588)          --           --
 Holding gains on marketable securities,
  net of tax of $353,696                                   --           --            --            --           --           --

   Total comprehensive loss                                --           --            --            --           --           --

Exercise of options                                   251,630        2,517        40,505            --           --           --
Deferred compensation accrual                              --           --       216,507            --           --           --
Forgiveness of notes receivable                            --           --            --            --           --      200,000
Cash receipts                                              --           --            --            --           --           --
Settlements of notes receivable                            --           --            --            --     (155,312)     155,312
                                                   -----------------------------------------------------------------------------
Balance, February 28, 2000                         15,270,156      152,702    68,702,128   (29,993,869)  (1,564,713)    (463,669)

Comprehensive income:
 Net income                                                --           --            --     3,760,124           --           --
 Holding gains on marketable securities,
  net of tax of $153,210                                   --           --            --            --           --           --
 Reclassification adjustment for gains included in
  net income for the period, net of tax of $56,010         --           --            --            --           --           --

   Total comprehensive income                              --           --            --            --           --           --

Exercise of warrant                                         1           --            --            --           --           --
Deferred compensation accrual                              --           --            --            --           --           --
ESOP contribution                                     150,664        1,506            --            --           --           --
Deferred compensation                               1,000,000       10,000       771,000            --           --           --
Forgiveness of note receivable                             --           --            --            --           --       86,347
Cash receipts                                              --           --            --            --           --           --
                                                   -----------------------------------------------------------------------------
Balance, February 28, 2001                         16,420,821    $ 164,208  $ 69,473,128  $(26,233,745) $(1,564,713) $  (377,322)
                                                   =============================================================================

[RESTUB]

                                                                  Accumulated
                                                                      Other
                                                     Deferred     Comprehensive
                                                   Compensation       Income       Total
                                                   -------------------------------------------
Balance, February 28, 1998                         $(3,089,248)            --  $ 63,746,557
                                                                           --
Exercise of options                                         --             --       164,364
Exercise and issuance of warrants                           --             --       157,886
Deferred compensation accrual                          451,310             --       678,036
Tax effect of options and warrants                          --             --        48,000
Forgiveness of notes receivable                             --             --       100,000
Cash receipts                                               --             --       275,000
Transfer of note receivable to minority interests           --             --     5,696,500
Net loss                                                    --             --    (5,989,643)
                                                   ----------------------------------------
Balance, February 28, 1999                          (2,637,938)            --    64,876,700

Comprehensive loss:
 Net loss                                                   --             --   (31,141,588)
 Holding gains on marketable securities,
  net of tax of $353,696                                    --        686,625       686,625
                                                                               ------------
   Total comprehensive loss                                 --             --   (31,141,588)
                                                                               ------------
Exercise of options                                         --             --        43,022
Deferred compensation accrual                          491,552             --       708,059
Forgiveness of notes receivable                             --             --       200,000
Cash receipts                                          630,000             --       630,000
Settlements of notes receivable                             --             --            --
                                                   ----------------------------------------
Balance, February 28, 2000                          (1,516,386)       686,625    36,002,818

Comprehensive income:
 Net income                                                 --             --     3,760,124
 Holding gains on marketable securities,
  net of tax of $153,210                                    --        297,408       297,408
 Reclassification adjustment for gains included in
  net income for the period, net of tax of $56,010          --       (108,725)     (108,725)
                                                                                -----------
   Total comprehensive income                               --             --     3,948,807
                                                                                -----------
Exercise of warrant                                         --             --            --
Deferred compensation accrual                           93,958             --        93,958
ESOP contribution                                           --             --         1,506
Deferred compensation                                 (781,000)            --            --
Forgiveness of note receivable                              --             --        86,347
Cash receipts                                          601,024             --       601,024
                                                   ----------------------------------------
Balance, February 28, 2001                         $(1,602,404)     $ 875,308  $ 40,734,460
                                                   ========================================



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED FEBRUARY 28,

                                                                                   2001                2000                1999
                                                                               -----------         -----------         -------------
OPERATING ACTIVITIES:
Net income (loss) from continuing operations                                   $ 3,760,124         $ 3,584,799         $ (1,217,115)
Adjustments to reconcile net income (loss) from continuing
   operations to net cash provided by (used in) operating activities:
       Depreciation                                                              4,799,386           1,705,347              139,101
       Amortization of goodwill                                                     39,372              39,372               39,372
       Amortization of deferred charges                                          2,313,804           2,158,218            1,106,776
       Amortization of deferred credits                                           (173,000)           (173,000)            (173,000)
       Deferred taxes                                                             (820,000)         (1,142,000)          (2,586,000)
       Minority interest in partnership                                            622,394             555,497              546,766
       ESOP contribution                                                           309,920             708,059              678,036
       Forgiveness of note receivable                                               86,347             200,000              100,000
       Gain on sale of marketable securities                                      (319,780)                 --                   --
       Common shares and warrants issued for services and donation                      --                  --              120,000
       Tax benefit of stock options and warrants                                        --                  --               48,000
       Loss on disposal of fixed assets                                                 --                  --               30,788
       Changes in operating assets and liabilities:
          Net increase in receivables                                           (9,254,703)         (9,504,167)          (3,536,124)
          Net increase in notes receivable, other current assets,
             and other assets                                                   (4,679,174)         (1,288,129)          (5,063,145)
          Net increase in accounts payable, accrued expenses,
             deferred revenue and long-term liabilities                            570,657           5,089,968           11,971,103
          Increase (decrease) in accrued taxes                                    (644,875)          2,535,682           (1,689,977)
                                                                               -----------         -----------         ------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF
           CONTINUING OPERATIONS                                                (3,389,528)          4,469,646              514,581
                                                                               -----------         -----------         ------------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF
           DISCONTINUED OPERATIONS                                               6,830,691           8,293,456          (20,526,527)
                                                                               -----------         -----------         ------------
INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                                (4,712,859)        (54,307,359)         (79,751,002)
       Deposits into cash in escrow                                            (15,198,031)        (17,074,364)        (124,612,000)
       Receipts from cash in escrow                                             24,336,220          53,831,154           77,432,463
       Proceeds from sale of marketable securities                                 359,600                  --                   --
       Purchase of marketable securities                                                --                  --             (159,279)
                                                                               -----------         -----------         ------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       4,784,930         (17,550,569)        (127,089,818)
                                                                               -----------         -----------         ------------
FINANCING ACTIVITIES:
       Payment of project notes                                                 (2,688,000)                 --                   --
       Amounts received from ESOP                                                       --             630,000                   --
       Gross proceeds from Bond Financing                                               --                  --          150,000,000
       Payment of financing costs                                                       --            (294,669)          (7,982,251)
       Repayment of notes receivable                                                    --                  --              275,000
       Proceeds from exercise of stock options and warrants                             --              43,022              202,249
       Net change in minority interest in partnership                                   --                  --           (2,211,113)
                                                                               -----------         -----------         ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
           OF CONTINUING OPERATIONS                                             (2,688,000)            378,353          140,283,885
                                                                               -----------         -----------         ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
           OF DISCONTINUED OPERATIONS                                          (10,589,335)         (6,380,805)          18,150,727
                                                                               -----------         -----------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (5,051,242)        (10,789,919)          11,332,848

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   7,490,106          18,280,025            6,947,177
                                                                               -----------         -----------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 2,438,864         $ 7,490,106         $ 18,280,025
                                                                              ============         ===========         ============
Supplemental disclosure of cash flow information:
       Interest paid                                                           $18,049,169         $18,021,092         $  4,398,703
                                                                               -----------         -----------         ------------

       Income taxes paid                                                       $   775,000         $   157,000         $  1,547,000
                                                                               -----------         -----------         ------------

Non-cash investing and financing activities:

During fiscal 2001, a non-cash transaction of $781,000 occurred as a result of the issuance of one million shares to the Chairman of the Company for deferred compensation.

During fiscal 2001, 2000 and 1999, a non-cash transaction of $86,347, $200,000 and $100,000, respectively, occurred as a result of the forgiveness of a loan from a former employee.

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

During fiscal 1999, the Company received $57,544 of notes receivable on the sale of common stock for options exercised.

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

         The principal current markets for the Company's products and services are the United States and the Republic of Trinidad and Tobago.

2.       Liquidity and Basis of Presentation

         North American Energy Conservation, Inc. ("NAEC"), an 85% owned subsidiary of York, estimates that the total third party obligations that would be subject of its Chapter 11 proceedings approximates $66 million, all of which have been accrued as of February 28, 2000 (see Note 17) York has guaranteed approximately $46 million of the total pre-petition debt of NAEC. York and NAEC have conducted extensive discussions with both the guaranteed and non-guaranteed creditor groups and had arrived at a settlement agreement which was approved by the bankruptcy court on January 8, 2001. Pursuant to the settlement agreement, among other requirements, the Company was required to fund $13 million into a trust for the benefit of the creditors by May 1, 2001. To date, both NAEC and the Company have been unable to fund the initial cash payment into the trust. The time for the Company to perform has been extended while it continues negotiations with the creditors. The trust is expected to be funded, upon formation, with a minimum of $13 million, six million shares of common stock which would be sold over time under controlled conditions to liquidate the obligations, a warrant for one million shares at an exercise price to be determined and a carried interest in the Company's net available cash flow, as defined, which will be used to the extent the sale of the common stock is insufficient to liquidate all obligations. To the extent the trust has not previously been liquidated, the total amount to be liquidated via the trust is expected to increase by $2 million on the third anniversary and additional amounts up to a cap of $4 million on each anniversary thereafter. Included in the total settlement amount is an expected debt obligation of $1 million, collateralized by certain assets, due December 31, 2009 or earlier under certain circumstances as defined.

         Based on the fact that the Company does not have sufficient available cash to settle the NAEC obligations to the creditors, this raises substantial doubt about the Company's ability to continue as a going concern. The financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management's plan in regard to this matter is to reach agreement with the NAEC creditors as discussed above. In addition York, with the help of Credit Suisse First Boston ("CSFB") and other consultants is pursuing several alternative means, including the potential sale of all or part of York's interest in various projects, of raising the funds necessary to fund the trust and meet its other ongoing obligations.

         There can be no assurance that an agreement will be reached with the creditor group or that the Company will be able to raise sufficent funds.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         General corporate, pre-financing project development and negative working capital needs have historically been met by the cash flow derived from the Company's power projects. The Company believes that such cash flow sources and potential development fees received on future projects, will provide sufficient cash flow for continuing operations for at least twelve months.

         For information regarding the Portfolio Project Bond Financing see
Note 11.

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

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash held in foreign institutions amounted to approximately $225,000 and $292,000 as of February 28, 2001 and 2000, respectively.

         Marketable Securities

         Investment in marketable securities consists solely of publicly traded equity securities in a foreign corporation and is recorded at fair value based on quoted market prices. These securities are accounted for as available for sale for financial statement purposes. Unrealized gains, net of taxes, are included in comprehensive income or loss. As of February 28, 2001, these securities had a cost of $119,459 and a market value of $1,445,520 resulting in an unrealized holding gain of $1,326,061. As of February 28, 2000, these securities had a cost of $159,279 and a market value of $1,199,600 resulting in an unrealized holding gain of $1,040,321.

         Revenue Recognition

         The Company recognizes service revenues and energy sales in the period in which the work is performed or the energy is delivered. Development fee revenue is either amortized over the related development period, or recognized as revenue, based on the nature of the fee.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Property, Plant and Equipment

         Property, plant and equipment are stated at cost and are being depreciated or amortized on the straight-line method over their estimated useful lives as follows:

                 -------------------------------------------- ------------------

                 Plant                                        30 years
                 -------------------------------------------- ------------------

                 Machinery and equipment                      5-10 years
                 -------------------------------------------- ------------------

                 Furniture and fixtures                       5-10 years
                 -------------------------------------------- ------------------

                 Motor vehicles                               3 years
                 -------------------------------------------- ------------------

                 Leasehold improvements                       5-8 years
                 -------------------------------------------- ------------------

         During fiscal 2000, construction in progress costs of approximately $135,525,000 were transferred to property, plant and equipment. Construction in progress includes all costs related to construction such as sub-contractors, equipment, engineering, professional fees, and other costs related to the projects. The Company follows the policy of capitalizing interest expense as a component of construction in progress. Interest capitalized amounted to approximately $9,365,000 and $4,149,000, for the years ended February 28, 2000 and 1999, respectively. Certain internal costs directly related to the construction of the power projects, including salaries of certain employees are capitalized. Such costs amounted to approximately $169,000 and $536,000 for the years ended February 28, 2000, and 1999, respectively. There were no interest or internal costs capitalized for the year ended February 28, 2001.

         Income Taxes

         The Company utilizes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities including any net operating loss carryforwards and alternative minimum and windpower tax credit carryforwards, using the enacted marginal tax rate. Deferred income tax expense or benefits are based on the changes in the asset or liability from period to period. Deferred tax assets are recognized to the extent realization of such benefits are more likely than not.

         Long-Term Notes and Other Receivables - WCTP

         The realizability of the long-term notes and other receivables - Warbasse Cogeneration Technologies Partnership L.P. ("WCTP") is evaluated by the Company in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" by comparing the net present value of the currently expected future cash flow from the Warbasse facility to the gross amount of the notes receivable.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Per Share Data

         Basic earnings per share excludes dilution and is computed by dividing net income by the number of weighted-average common shares outstanding for the period. Diluted earnings per share reflects the number of weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless they are antidilutive based upon income (loss) from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings (loss) per share for the years ended February 28, 2001, 2000 and 1999:

                                                       Fiscal 2001          Fiscal 2000          Fiscal 1999
                                                       -----------          -----------          -----------
Weighted average number of
common shares outstanding - basic                      15,348,194           15,020,015           14,881,280

Average of unreleased ESOP
shares                                                   (242,713)            (314,701)            (595,174)
                                                       ----------           ----------           ----------

Weighted average number of
common shares outstanding - basic                      15,105,481           14,705,314           14,286,106

Dilution (warrants and options)                           329,807              625,473                   --
                                                       ----------           ----------           ----------

Weighted average number of common
share and common share equivalents
outstanding - diluted                                  15,435,288           15,330,787           14,286,106
                                                       ==========           ==========           ==========

         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         The following chart summarizes the number of options and warrants not included in the computation of diluted earnings per share for fiscal 2001, 2000 and 1999, as the results would have been antidilutive. The options and warrants expire between March 2001 and January 2011.

      ------------------------------ ------------------------- ------------------------ ----------------------
                                           Fiscal 2001               Fiscal 2000             Fiscal 1999
      ------------------------------ ------------------------- ------------------------ ----------------------
      Options and Warrants                  2,932,217                 1,696,992               3,141,256
      ------------------------------ ------------------------- ------------------------ ----------------------
      Price Range                         $1.63 to $7.31           $5.88 to $11.00         $4.50 to $11.00
      ------------------------------ ------------------------- ------------------------ ----------------------

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

         Cash in Escrow

         Included in cash in escrow, are amounts used to pay various obligations related to the portfolio project bond financing as of February 28, 2001 and 2000 (see Note 11). Cash held in escrow in foreign institutions amounted to approximately $634,000 and $2,976,000 as of February 28, 2001 and 2000, respectively.

         Intangible Assets

         Included in intangible assets are deferred financing costs, finders' fees, costs related to acquiring a power purchase agreement ("PPA") and other costs related to acquisition and development of the projects. Such costs are being amortized over their estimated useful lives, which range from four to nine years.

         Reclassifications

         Certain amounts in the 2000 and 1999 consolidated financial statements were reclassified to conform to the 2001 presentation.

         Significant New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has determined that SFAS 133 will have no material impact on the Company's consolidated financial statements and disclosures.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The profit sharing and ownership percentages in the B-41LP partnership agreement, as amended, are as follows:

         (1) RV Associates L.P. ("RVA") is a 5% general partner. B-41 Management Corporation ("B-41MC"), a wholly owned subsidiary of York, is also a 5% general partner (see Note 16).

         (2)      RVA is also a 15% limited partner.

         (3) Cogeneration Technologies, Inc. ("Cogen"), a wholly owned subsidiary of York, is a 22% limited partner.

         (4) York Cogen Partners L.P. ("YCP") is a 53% limited partner. RRR'S Ventures Ltd. ("RRR'S"), (see Note 16) is the 10% general partner of YCP, and York is the 90% limited partner in YCP.

         Through February 28, 2001 BNYLP has incurred both book and tax losses. Accordingly, since B-41LP accounts for its investment in BNYLP under the equity method, and has no funding obligations to BNYLP, B-41LP has recorded no losses.

         The summarized financial information of BNYLP as of and for the years ending December 31, 2000 and 1999, which were audited by a firm other than the Company's auditors, is as follows:

                                                      2000                    1999                   1998
                                                      ----                    ----                   ----
           Current Assets                       $    47,045,000           $ 27,235,000           $ 27,622,000
                                                ===============           ============           ============
           Non Current Assets                   $   443,311,000           $460,103,000           $474,820,000
                                                ===============           ============           ============
           Current Liabilities                  $    50,225,000           $ 31,886,000           $ 24,603,000
                                                ===============           ============           ============
           Non Current Liabilities              $   500,118,000           $507,544,000           $500,285,000
                                                ===============           ============           ============
           Partners' Deficiency                 $   (59,987,000)          $(52,092,000)          $(22,446,000)
                                                ===============           ============           ============
           Total Revenues                       $   176,024,000           $129,691,000           $131,915,000
                                                ===============           ============           ============
           Net Loss                             $    (7,895,000)          $(29,647,000)          $(16,706,000)
                                                ===============           ============           ============

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

         In prior years, a commission revenue of $3,460,000 was deferred, which represented one half of the nonrefundable commission deferred until the equipment upon which the commission was earned was placed in service. In each of fiscal 2001, 2000 and 1999, $173,000 was recognized as revenue. The deferred balance will be recognized over the remaining estimated useful life of the related equipment which is twenty years.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         In accordance with the BNYLP partnership agreement, the Company provides engineering services for the BNY facility. During fiscal 2001, 2000, and 1999, the Company performed engineering services of approximately $277,000, $253,000, and $444,000, respectively, which are reflected in revenues and cost of revenues. At February 28, 2001 and 2000, the Company had receivables from BNYLP of approximately $45,000, and $37,000, respectively, related to engineering services. These amounts are included in other receivables - related parties and were fully collected subsequent to the respective year-ends.

         Pursuant to the amended partnership agreement, the general partner fee was reduced to .5% of gross revenues for the four years commencing January 1, 1998. In the years ended February 28, 2001, 2000 and 1999, B-41MC recognized general partner fees of approximately $499,000, $336,000, and $320,000 respectively, with receivables of approximately $600,000 and $209,000 at February 28, 2001 and 2000. Royalty fees of approximately $9,003,000, $6,047,000 and $5,761,000 were recognized during fiscal 2001, 2000 and 1999, respectively. These general partner fees and royalty fees were fully collected subsequent to the respective year ends. These royalties, which are equal to 4.5% of gross revenues, commenced in January 1998, and will continue for four years. RVA has agreed not to share in these royalties (see Note 16).

         On August 4, 1998, pursuant to the Portfolio Project Bond Financing, B-41LP's right to receive distributions from BNYLP was assigned to Brooklyn Navy Yard Power LLC, which is wholly owned by B41LP (see Note 11).

         BNYLP is subject to certain litigation for which B-41LP has agreed to reimburse Mission for 25% of the excess over $10 million of such costs, if any, with an aggregate limit of $10 million, payable solely out of B-41LP's partnership fees and distributions and further limited to $2 million per year. To date there has been no request for reimbursement.

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

5.       Warbasse Facility

         The Company, through an operations and maintenance agreement, operates the Warbasse facility, supplying on a continuous basis all the thermal and electric energy needs of the host, Amalgamated Warbasse Houses, Inc., and supplying up to the full capacity requirements of its electric power contract with Con Edison, when dispatched. During fiscal 2001, 2000, and 1999, the Company recognized revenues and cost of revenues each of approximately $13,600,000, $7,700,000, and $5,500,000, respectively, for operations and maintenance services. These revenues and cost of revenues include a reimbursement of general and administrative expenses equal to 20% of direct costs incurred.

         The note obligation of WCTP to B-41LP (the "YCP Note") of $28,522,000 has been included in Long-term notes and other receivables - WCTP. This obligation is payable from a portion of the net operating cash flow of the Warbasse project. On December 1, 1996, this note was assigned to YCP by B-41LP. The YCP Partnership Agreement was amended to provide that the amounts received by YCP in respect of the note obligation shall be distributed 74.7% to York and 25.3% to RRR'S, its minority partner, which are the same distribution percentages as were held by York and affiliates of RRR'S in B-41LP.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         Interest income on these notes amounted to approximately $4,945,000, $4,411,000 and $4,344,000 for fiscal 2001, 2000 and 1999, respectively.

         On May 1, 2001 $10,667,482 of the long-term receivable related to operations and maintenance services was transferred to an uncollateralized note receivable from WCTP. This note bears interest at LIBOR plus 1%, is due on May 1, 2006, unless extended by mutual agreement and has no prepayment penalty. This note is superior to WCTP's existing notes described above. The net present value of the currently expected future cash flow from the Warbasse facility exceeds the total of all notes and other receivables from WCTP but there can be no assurance that WCTP will have sufficient excess cash flow from operations to make any material payments against this note for the next several years.

         Therefore, the caption Long-term notes and other receivables -WCTP on the consolidated balance sheets includes:

                                              2001                  2000
                                              ----                  ----
             YCP Note                     $28,522,000            $28,522,000
             Cogen Note                    28,808,535             28,808,535
             Interest                      13,697,585              8,752,755
             Other receivables             10,667,482              5,581,186
                                          -----------            -----------

             Total                        $81,695,602            $71,664,476
                                          ===========            ===========

6.       Receivables - Related Parties

         Other receivables - related parties at February 28, 2001 and 2000 consist of the following:

                                                       2001             2000
                                                       ----             ----
Service and other receivables - WCTP                $3,397,000       $2,493,124
Engineering service and general
   partner and royalty fee receivables -BNYLP        6,060,308        2,131,919
                                                    ----------       ----------

Total                                               $9,457,308       $4,625,043
                                                    ==========       ==========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.       Property, Plant and Equipment

         Property, plant and equipment at February 28, 2001 and 2000 consist of the following:

                                                           2001                        2000
                                                           ----                        ----
Plant                                                  $135,495,433                $135,525,409
Machinery and Equipment                                     494,035                     449,560
Furniture and Fixtures                                      215,883                     212,224
Motor Vehicles                                              225,421                     225,421
Leasehold Improvements                                      517,924                     531,906
                                                       ------------                ------------
                                                        136,948,696                 136,944,520
Less: Accumulated depreciation and amortization          (6,932,222)                 (2,132,836)
                                                       ------------                ------------

Total                                                  $130,016,474                $134,811,684
                                                       ============                ============


8.       Facilities and Projects

         a)       Big Spring Wind Energy Facility

         On October 21, 1997, York acquired 100% of the partnership interests in New World Power Texas Renewable Energy Limited Partnership, whose significant asset was a 15 year Power Purchase Agreement ("PPA") with Texas Utilities Electric Company ("TU"), with two five year renewal options. York achieved commercial operation of this windpower project in May 1999 in accordance with the PPA.

         The facility has a capacity of 34 MW and includes 46 turbines, including four 1,650 Kilowatt ("kW") wind turbines. At February 28, 2001 and 2000, the total costs capitalized related to the development and construction of this project were approximately $44,282,000 and $43,914,000, respectively, which are included in property, plant and equipment. Revenues from the Big Spring Wind Energy Facility for fiscal 2001 and 2000 were approximately $4,200,000 and $3,900,000, respectively.

         b)       Trinidad Power Project

         On February 12, 1998, InnCOGEN Limited ("InnCOGEN"), a wholly owned indirect Trinidadian subsidiary of York, signed a 30 year PPA with Trinidad and Tobago Electricity Commission ("T&TEC"), the government owned transmission and distribution company, under which T&TEC will purchase the bulk of the project output. The Company constructed a 225 MW natural gas fueled combustion turbine project which began commercial operation in September 1999 in accordance with the PPA. At February 28, 2001 and 2000, the total costs capitalized related to the development and construction of this project were approximately $91,213,000 and $91,612,000, respectively, which are included in property, plant and equipment. Revenues from the Trinidad Power Project for fiscal 2001 and 2000 were approximately $19,000,000 and $9,300,000, respectively.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         West Texas LP, is a partnership in which a subsidiary of York is a 1% general partner and Primesouth Inc., a subsidiary of SCANA Corporation, is a 99% limited partner. The Company accounts for its general partner interest on the equity method. Primesouth, Inc. purchased its limited partnership interest for a capital contribution which was used to fund York's construction of the wind turbine facility. Primesouth's capital contribution was also used to pay York for supervising construction and to reimburse York for certain expenses incurred in developing the project which amounted to approximately $1,388,000 during the year ended February 28, 2000. The West Texas Wind facility was completed in June 1999, achieved commercial operation and was transferred to West Texas L.P. In the years ended February 28, 2001 and 2000, the general partner of West Texas L.P. recognized general partner fees of approximately $60,000 and $34,000, respectively.

9.       Intangible assets, net

         Intangible assets, net at February 28, 2001 and 2000 consist of the following:


                                              2001                      2000
                                              ----                      ----
  Deferred Financing Costs               $ 14,130,764              $ 14,130,764
  Project Acquisition Costs                 5,518,362                 5,518,362
  Power Purchase Agreement                  1,500,000                 1,500,000
                                         ------------              ------------
                                           21,149,126                21,149,126
  Less: Accumulated amortization           (5,578,797)               (3,264,993)
                                         ------------              ------------

  Total                                  $ 15,570,329              $ 17,884,133
                                         ============              ============


10.      Accrued Expenses and Other Payables

         Accrued expenses and other payables at February 28, 2001 and 2000 include:

                                              2001                      2000
                                              ----                      ----
  Accounts payable                       $  2,803,617              $  3,689,694
  Professional fees                           434,933                   550,559
  Accrued payroll and benefits                850,341                   431,338
  Interest payable to bondholders           5,892,480                 6,050,000
  Other                                     1,170,258                 1,315,751
                                         ------------              ------------

  Total                                  $ 11,151,629              $ 12,037,342
                                         ============              ============

11.      Portfolio Project Bond Financing

         On August 4, 1998, a $150 million, 12%, portfolio project bond financing due October 30, 2007 (the "Bond Financing") was completed by York Power Funding (Cayman) Limited ("Funding Company"), a special purpose unaffiliated limited liability company formed for the purpose of issuing the Bonds.

         The terms of the project notes issued to the Funding Company are identical to the terms of the Bond Financing. The Bond Financing is non-recourse to York and collateralized by all of the assets and future cash flow of the 225MW Trinidad power project, and the 34 MW Big Spring Windpower project and certain assets and cash flow related to the Brooklyn Navy Yard and Warbasse projects. The book value of the collateralized assets is approximately $187 million at February 28, 2001.
                                       35

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Pursuant to the terms of the Bond Financing, an aggregate of 10% of the net equity distributions, if any, to be received by certain York subsidiaries from the projects that pledged cash flow or assets as collateral for the Bond Financing will be paid to the bondholders. In addition, York entered into a covenant agreement with the bond trustee, whereby York agreed to certain limitations, as long as the bonds are outstanding, on incurring new debt, granting of new liens, declaring cash dividends in excess of $.01 per share, and continuing a business or activity that incurs net losses, as defined. Pursuant to the Bond Financing, the Funding Company is obligated to use its best efforts to register the bonds. Failure to register the bonds could result in an additional .5% interest on the bonds and the project notes payable.

         The Company has met all required principal and interest payments on the project notes payable to date. The project notes payable are non-recourse to York. However, as a result of the Bond trustee's inability to set up certain foreign escrow accounts pursuant to provisions included in the bond indenture, the project notes payable have been classified as a current liability as of February 28, 2001.

         As a result of the Bond Financing, approximately $8,434,000 of deferred financing costs were incurred. These deferred financing costs are being amortized over the life of the Bond Financing. Amortization for the years ended February 28, 2001 and 2000 was $922,000 and $769,000, respectively.

         Project notes payable are classified as a current liability, however, future principal payments on the project notes are payable as follows pursuant to the indenture:

                           2002                               $  3,252,000
                           2003                                  1,467,000
                           2004                                  1,065,000
                           2005                                  2,222,000
                           2006                                  3,621,000
                           Thereafter                         $135,685,000
                                                              ------------

                           Total                              $147,312,000
                                                              ============

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

         Incentive Stock Option ("ISO") Plan

         In 1982, the Company authorized 1,400,000 qualified stock options, which have all been granted. The 1982 Plan expired on April 26, 1992. In September 1993, the Company adopted the 1993 ISO Plan, authorizing a total of 3,000,000 qualified and nonqualified stock options, of which 2,955,500 qualified stock options were granted to employees, and 37,400 nonqualified stock options were granted to two consultants to the Company. In July 1999, the Company adopted the 1999 ISO Plan, authorizing a total of 2,500,000 qualified and non-qualified stock options, of which 2,295,000 qualified stock options were granted to employees. In September 1998, 470,000 options previously granted to certain employees were cancelled, and new options were issued at the fair market value on that date.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Options granted under these plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under the stock option plans will expire not more than ten years from the date of grant. The exercise price of the options is equal to the fair market value of the common stock at the date of the grant. These options generally vest over a five year period.

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("FAS 123"). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock based employee compensation plans since the options are granted at exercise prices equal to or greater than the fair market value at the date of grant. If the Company had elected to recognize employee compensation expense based upon the fair value at the grant date for awards under these plans and for the director warrants discussed below consistent with the methodology prescribed by FAS 123, the Company's net income (loss) and income (loss) per share would be decreased (increased) to the pro forma amounts indicated below for the years ended February 28, 2001, 2000 and 1999:

Year Ended February 28, 2001                                   As Reported                Pro forma
----------------------------                                   -----------                ---------
Income:
     Net Income                                                 $  3,760,124            $   3,063,470
Income Per Share:
Basic:
     Net income                                                       $ 0.25                   $ 0.20
Diluted:
      Net income                                                      $ 0.24                   $ 0.20

Year ended February 28, 2000
----------------------------
Income (loss):
    Income from continuing operations                           $  3,584,799            $   2,752,774
    Net loss                                                    $(31,141,588)           $ (31,973,613)
Income (loss) Per Share:
Basic:
    Income from continuing operations                                 $ 0.24                   $ 0.19
    Net loss                                                          $(2.12)                  $(2.17)
Diluted:
    Income from continuing operations                                 $ 0.23                   $ 0.18
    Net loss                                                          $(2.03)                  $(2.09)


Year ended February 28, 1999
----------------------------
Loss:
     Loss from continuing operations                            $ (1,217,115)           $  (2,350,782)
     Net loss                                                   $ (5,989,643)           $  (7,123,310)
Loss Per Share:
Basic:
    Loss from continuing operations                                   $(0.09)                  $(0.16)
    Net loss                                                          $(0.42)                  $(0.50)
Diluted:
    Loss from continuing operations                                   $(0.09)                  $(0.16)

    Net loss                                                          $(0.42)                  $(0.50)


                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before March 1, 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 2001, 2000 and 1999:

                                        For the Year Ended February 28,
                             2001                   2000                  1999
                             ----                   ----                  ----
Volatility                    61%                   53%                   51%
Risk Free Rate               5.59%                 5.54%                 5.11%
Expected Life               7 years               10 years              10 years
Forfeiture Rate               0%                     0%                    0%

         The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 for which the exercise price equals the market price on the grant date, was $.65, $3.25, and $2.25, respectively, and the weighted average exercise price was $.86, $4.64 and $3.31, respectively.

         The weighted average fair value of options granted during fiscal 2001 and 1999, for which the exercise price is greater than the market price on the grant date was $.49 and $2.19, respectively, and the weighted average exercise price was $.95 and $3.64, respectively. There were no options granted during fiscal 2000 which had the exercise price exceeding the market price.

         Stock option activity during fiscal 2001, 2000 and 1999 is summarized below:

                                                                                       Weighted-Average
                                                                 Options                Exercise Price
                                                                 -------               ----------------
                 Balance, February 28, 1998                     2,003,108
                 Granted                                        1,270,000                    3.31
                 Exercised                                       ( 49,850)                   4.13
                 Cancelled                                       (690,000)                   7.05
                                                                ---------
                 Balance, February 28, 1999                     2,533,258
                 Granted                                          125,000                    4.64
                 Exercised                                       (251,630)                   3.13
                 Cancelled                                       (288,122)                   3.07
                                                                ----------
                 Balance, February 28, 2000                     2,118,506
                 Granted                                        3,023,000                     .90
                 Exercised                                             --                      --
                 Cancelled                                       (585,000)                   4.11
                                                                ----------
                 Balance February 28, 2001                      4,556,506
                                                                ==========

         At February 28, 2001, 2000 and 1999, 2,530,856, 1,474,006 and 1,853,125
options, respectively, were exercisable.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The following table summarizes information concerning currently outstanding and exercisable stock options:

                                           Weighted-
                                            Average
                                           Remaining         Weighted-                               Weighted-
   Range of                Number         Contractual         Average               Number            Average
Exercise Prices          Outstanding     Life (Years)      Exercise Price         Exercisable     Exercise Price
---------------          -----------     ------------      --------------         -----------     --------------
$ .70- $ 1.20             3,023,000          7.32              $ .90               1,500,000             .95
$3.10- $ 5.30             1,463,006          3.56              $3.96                 981,506            3.88
$5.31- $ 9.10                70,500          6.28              $6.88                  49,350            6.88
                          ---------                                                ---------
                          4,556,506                                                2,530,856
                          =========                                                =========


         Warrants

         All warrants are exercisable upon grant, although the underlying shares may not necessarily be registered, and the warrants expire up to ten years from date of grant. The exercise prices of the warrants are the NASDAQ closing prices of the Company's common stock at the dates of grant.

         The following table summarizes information concerning currently outstanding stock warrants:

                                    Issued Year Ended February 28,

                                                                                Warrants Outstanding
Issued to                       2001           2000            1999              at February 28, 2001
---------                       ----           ----            ----              --------------------
Robert M. Beningson                --            --                --                   700,000
Stanley Weinstein              20,000            --            20,000                    80,000
Howard Sommer                  20,000            --            20,000                    60,000
Harvey Schultz                 20,000            --            20,000                    40,000
Frederic S. Berman             20,000            --            20,000                    40,000
                               ------        ------           -------                 ---------
Total Directors                80,000            --            80,000                   920,000
Other Consultants and
former Directors                   --            --            50,000                   478,711
                               ------        ------           -------                 ---------

Total                          80,000            --           130,000                 1,398,711
                               ======        ======           =======                 =========

         The above warrants were granted at prices ranging from $1.63 to $7.31, and expire from March, 2001 through July, 2010. For fiscal 1999, the Company recorded an expense of $120,000 relating to the issuance or modification of warrants issued to consultants.

         The weighted average fair value of warrants granted to Directors during fiscal 2001 and 1999 was $1.60 and $2.38, respectively, and the weighted average exercise price was $1.63 and $3.50, respectively. There were no warrants issued during fiscal 2000. There were no warrants exercised or cancelled during each of the three years ended February 28, 2001, 2000 and 1999.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company issued common stock purchase warrants in connection with the settlement of litigation in 1993. As of February 28, 2001 and 2000, there were outstanding Class B Warrants evidencing the right to purchase 83,449 and 101,980 shares, respectively, which had the following attributes: (i) an exercise price of $6.15; and (ii) the Company had the right to reduce the exercise price at any time. Pursuant to an agreement dated October 31, 1997, the Company redeemed 10% of outstanding B Warrants at $11.50 per warrant, in each of April, 1998, April, 1999 and April, 2000. Pursuant to amendments to the agreement, the Company redeemed $100,000 worth of the remaining warrants on December, 2000 and $100,000 on March, 2001 at $12.00 per warrant with the balance to be redeemed on July 31, 2001 or as extended. The redemption obligation is secured by a 17.5% limited partnership interest in BNYLP, held by B-41LP. The Company has accreted this obligation of approximately $1,001,000 and $1,129,000 as of February 28, 2001 and 2000, respectively, which is included in accrued expenses. During the years ended February 28, 2001, 2000 and 1999 the Company recorded expenses of approximately $89,000, $464,000 and $683,000, respectively, relating to this redemption.

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

         Pension cost for the years ended February 28, 2001, 2000 and 1999 include the following components:

                                                   2001                     2000                       1999
                                                   ----                     ----                       ----
Service cost - benefits earned
during the current period                        $ 59,455                $ 51,876                    $ 51,099

Interest cost on projected benefit
obligation                                         92,033                  80,388                      94,837

Expected return on plan assets                    (52,937)                (36,059)                    (71,245)

Net amortization and deferral                      77,579                  47,962                      32,992
                                                 --------                --------                    --------

Net pension cost                                 $176,130                $144,167                    $107,683
                                                 ========                ========                    ========


                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         For all periods presented, the weighted average discount rate was 8.5% and the rate of increase in future compensation levels was 3%, which were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets is 8.5%.

         The following tables set forth the plan's benefit obligations, change in plan assets and funded status as of February 28, 2001 and 2000:


                                                                        2001                   2000
                                                                        ----                   ----
Change in benefit obligation:
Benefit obligation at beginning of year                             $ 1,082,738            $  945,739

Service cost                                                             59,455                51,876

Interest cost                                                            92,033                80,388

Actuarial loss                                                          330,538                31,232

Benefits paid                                                          (153,854)              (26,497)
                                                                    -----------            ----------

Benefit obligation at end of year                                     1,410,910             1,082,738
                                                                    -----------            ----------

Change in plan assets:
Fair value of plan assets at beginning of year                          530,274               375,365

Actual return on plan assets                                             19,883                15,960

Employer contribution                                                   200,000               165,446

Benefits paid                                                          (153,854)              (26,497)
                                                                    -----------            ----------

Fair value of plan assets at end of year                                596,303               530,274
                                                                    -----------            ----------

Funded status                                                          (814,607)             (552,464)

Unrecognized net actuarial loss                                         606,494               305,985

Unrecognized transition amount                                           53,913                68,422
                                                                    -----------            ----------

Accrued benefit cost                                                $  (154,200)           $ (178,057)
                                                                    ===========            ==========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employee Stock Ownership Plan

         During 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP") that covers substantially all employees. The Company utilizes the provisions of Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". The following table presents the number of shares of common stock, that the ESOP purchased from the Company, at prices which represented 70% of the NASDAQ closing prices at the date of purchase:

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

         The Company contributed approximately $404,000, $708,000 and $678,000, to the ESOP during fiscal 2001, 2000, and 1999, respectively. The Company makes annual contributions to the ESOP as determined by the Board of Directors and subject to certain limitations dictated by tax regulations.

         To purchase the shares from the Company, the ESOP borrowed funds from the Company. Repayment of these loans has been and is expected from employer contributions, borrowing by the ESOP from third parties, and by sale of unreleased ESOP shares to third parties. The Company has recorded all amounts loaned to the ESOP as deferred compensation, a contra-equity account, and has included the third party loans to the ESOP in other long-term liabilities. Certain of the unreleased ESOP shares were used as collateral for a third party loan to the ESOP which was repaid in full in May, 2000.

         During the quarter ended August 31, 1993, the ESOP borrowed $1,150,000 from third parties. These funds, along with an additional $12,987,000 generated through February 28, 2000 by the sale of the Company's stock owned by the ESOP, were used to repay portions of the demand purchase money loans due to the Company. The $1,150,000 initially borrowed by the ESOP was included in other long-term liabilities and as deferred compensation, a contra-equity account, and had a balance of zero and $601,000 at February 28, 2001 and 2000 as a result of repayments by the ESOP.

         ESOP shares are released and allocated to participant accounts based upon Company contributions and certain payments made to reduce ESOP debt to the Company. The Company reports compensation expense as shares are committed to be released equal to the current market price of the shares, and the shares then become outstanding for earnings-per-share ("EPS") computations.

         A summary of the ESOP shares, at February 28, 2001 and 2000 is as follows:

                                                      2001               2000
                                                      ----               ----
           Allocated shares                         470,447              714,428
           Shares released for allocation            61,759              151,519
           Unreleased shares                        202,689              282,737
                                                   --------           ----------
                                                    734,895            1,148,684
                                                   ========           ==========

           Fair value of unreleased shares         $456,050           $  901,224
                                                   ========           ==========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      Income Taxes

         The provision (benefit) for income taxes, for each of the three years in the period ended February 28, is as follows:

                                                2001                2000                  1999
                                                ----                ----                  ----
Current:
Federal                                    $         -0-        $  (457,000)         $  (309,841)
State and local                                   84,000          1,599,000              290,288
                                           -------------        -----------          -----------
                                                  84,000          1,142,000              (19,553)
                                           -------------        -----------          -----------
Deferred:
Federal                                         (918,000)           694,000             (412,825)
State and Local                                   98,000         (1,836,000)            (871,432)
Foreign                                               --                 --             (105,000)
                                           -------------        -----------          -----------
                                                (820,000)        (1,142,000)          (1,389,257)
                                           -------------        -----------          -----------
Tax benefits allocated directly to
additional paid-in capital:
Federal                                               --                 --               34,000
State and local                                       --                 --               14,000
                                           -------------        -----------          -----------
                                                      --                 --               48,000
                                           -------------        -----------          -----------
Benefit                                    $    (736,000)             $ -0-          $(1,360,810)
                                           -------------        -----------          -----------


         The Government of Trinidad and Tobago granted InnCOGEN a tax holiday, which includes relief from corporation income and certain other taxes for 8 years beginning September 9, 1999.

         At February 28, 2001, the Company has a net operating loss carryforward, for Federal income tax purposes, of approximately $62 million which expires through February 28, 2021. After carrybacks to the fiscal years ended February 28, 1997 and 1998, the Company has approximately a $51 million alternative minimum tax net operating loss carryforward, which also expires through February 28, 2021. The difference between the loss carryforward amounts is attributable to adjustments required in the alternative minimum tax computation.

         Internal Revenue Code Section 382 places a limitation on the utilization of carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of carry forwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change.

         Income (loss) from continuing operations before income taxes, for each of the three years ended February 28, is as follows:

                                   2001                   2000                  1999
                                   ----                   ----                  ----
           Domestic             $2,368,194             $3,112,132           $   213,559
           Foreign                 655,930                472,667            (2,791,484)
                                ----------             ----------           -----------

                                $3,024,124             $3,584,799           $(2,577,925)
                                ==========             ==========           ===========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The reconciliation between the effective tax rate and the statutory Federal income tax rate for each of the three years ended February 28, is as follows:

                                                               2001                   2000                   1999
                                                               ----                   ----                   ----
   Amount computed using the statutory rate                 $1,028,000            $ 1,219,000          $   (876,495)

   Increase (reduction) in taxes resulting from:

   Wind tax credit                                          (1,645,000)            (1,553,000)                   --

   Imputed interest on loans                                    18,000                     --                56,000

   Nondeductible expenses                                           --                     --               989,000

   Canadian subsidiary                                              --                     --            (1,147,000)

   Intangibles                                                      --                     --              (102,000)

   Foreign operation not subject to tax                       (229,000)                    --                    --

   State and local taxes, net of federal
   tax benefit and state loss carryforwards                    120,000                273,000              (428,000)

   Capital loss                                                (69,000)                    --                    --

   Other                                                        41,000                 61,000               147,685
                                                            ----------            -----------          ------------

                                                            $( 736,000)               -0-              $(1,360,810)
                                                            ==========            ===========          ===========

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The components of the net current deferred tax asset and long-term deferred tax asset (liability) at February 28, 2001 and 2000 are as follows:

         Deferred tax assets (liabilities) - Current                         2001                     2000
         ---------------------------------------------------------           ----                     ----
         Marketable securities                                            $  (450,857)             $  (353,800)
         Accrued expenses                                                   9,371,000                8,568,000
                                                                          -----------              -----------
                                                                            8,920,143                8,214,200
                                                                          -----------              -----------

         Deferred tax assets (liabilities) - Non-current
         ---------------------------------------------------------
         Loss carryforwards                                                24,730,000               22,019,000
         Credit carryovers                                                  3,745,000                2,092,000
         Long-term note receivable -WCTP                                   (8,491,000)              (8,491,100)
         Partnership items                                                   (510,000)                (402,000)
         Depreciation and amortization                                     (8,904,000)              (6,631,900)
                                                                          -----------              -----------
                                                                           10,570,000                8,586,000
                                                                          -----------              -----------

                                                                           19,490,143               16,800,200
         Valuation allowance                                               (4,551,000)              (2,584,000)
                                                                          -----------              -----------

         Net deferred tax asset (liability)                               $14,939,143              $14,216,200
                                                                          ===========              ===========

         The valuation allowance increased by $2,877,000 due to utilization of higher effective state tax rates. This increase was offset by the Company recognizing certain state tax benefits resulting in the reduction of the valuation allowance of $910,000.


15.      Lease Obligations

         The Company has a lease for its office space which expires on June 30, 2005. On July 1, 1998, the Company exercised an option to increase its space to 16,700 square feet.

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

         Total rent expense for operating leases was approximately $813,000 in fiscal 2001, $720,000 in fiscal 2000 and $641,000 in fiscal 1999.

         Future minimum annual rental payments for operating leases having terms of more than one year at February 28, 2001 are as follows:

                                                                 Operating
                                                                   Leases
                                                                -----------
                 2002                                           $  821,000
                 2003                                              795,000
                 2004                                              680,000
                 2005                                              681,000
                 2006                                              291,000
                 Thereafter                                      2,091,000
                                                                ----------

                 Total minimum lease payments                   $5,359,000
                                                                ==========


16.      Related Party Transactions

         Mr. Beningson, the Chairman and Chief Executive Officer of the Company, is a stockholder of RRR'S, which is a 25% general partner of WCTP, a 20% limited partner of RVA, and a 10% general partner of YCP. In fiscal 2001, 2000, and 1999, RVA was allocated approximately $622,000, $555,000 and $547,000 respectively, of the interest income on the YCP Note (see Note 5). York's chairman controls 15% of the common stock of NAEC.

         As discussed in Note 5, WCTP contracted with the Company to procure, construct, design and place in operation a cogeneration facility. The Company's Chairman and the Company's Chief Financial Officer are shareholders of the general partner of WCTP, which receives a general partners fee of 1% of WCTP revenues and an administrative services payment of 4% of WCTP revenues. In fiscal 2001, 2000 and 1999, the general partner of WCTP received from WCTP approximately $631,000, $495,000, and $491,000, respectively, for general partner and administrative fees. The Company's Chief Financial Officer received an aggregate of $86,000, $90,000 and $86,000 in fiscal 2001, 2000 and 1999, respectively, from RRR'S and WCTP. The limited partners of WCTP are not related parties to the Company.

         At February 28, 2001 and 2000 no amounts were owed to the Company by Mr. Beningson. At February 28, 1998, Mr. Beningson owed the Company $5,971,500 related to the exercise of warrants. On May 31, 1998, the Chairman paid $275,000 of the long-term note he owed to the Company. Also on May 31, 1998, an agreement was reached to facilitate and maximize the Bond Financing. The agreement was between the Company, YCP and the minority interests in YCP and B-41LP. Pursuant to this agreement, the minority interests have agreed to assign and subordinate their interests in various cash flows from the Brooklyn Navy Yard and Warbasse facilities to the bondholders.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         In addition, the minority interests in B-41LP have agreed as of January 1, 1998 to forego completely their 25.3% interest in the royalty to be received from the BNY facility. This royalty will continue through December 31, 2001. In exchange, the Company transferred the balance of the note due from the Chairman of $5,696,500 to a minority interest. This transfer resulted in a deferred charge on the Company's balance sheet. The deferred charge is being amortized partially over the life of the Bond Financing, and the balance over the remaining term of the BNY royalty agreement. Amortization for fiscal 2001, 2000 and 1999 was approximately $1,146,000, $1,143,000 and $651,000, respectively.

         As a condition of the settlement agreement reached with the NAEC creditors, the Chairman agreed to certain restrictions regarding his holdings in York common stock and agreed, upon formation of the trust, to take one half of his compensation in the form of York common stock. In connection therewith, one million shares were issued to the Chairman, which are reflected as deferred compensation at February 28, 2001.

17.      Discontinued Operations

         A.       Natural Gas Marketing

         As of February 28, 2000, NAEC discontinued its natural gas marketing business. On March 2, 2000, NAEC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. NAEC ceased the wholesale natural gas business as of February 28, 2000, but continued its retail natural gas business until it sold the retail business to Amerada Hess Corporation on April 20, 2000 for $250,000 payable between July 1, 2000 and December 31, 2000, which has been paid in full, net of certain offsets. Amerada Hess assumed all obligations in connection with the Syracuse office and equipment leases and hired all Syracuse personnel. The filing of Chapter 11 was necessitated by an extreme credit crunch which rendered NAEC unable to purchase natural gas to meet its commitments and unable to pay its creditors for natural gas previously delivered (see Note 2).

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

         The natural gas marketing operations of NAEC are reflected as a discontinued operation for all periods presented. The operating results of the discontinued operation are summarized as follows:


                                                                 For the Year Ended February 28,
                                                                 -------------------------------
                                                        2001                   2000                 1999
                                                        ----                   ----                 ----
    Revenues                                     $  2,734,250             $1,025,741,170       $967,829,511
    Income (loss) before tax benefit               (4,588,947)               (16,761,841)        10,384,366
    Tax provision (benefit)                                --                 (5,727,834)         4,315,087
    Net Income (loss)                            $ (4,588,947)            $  (11,034,007)      $  6,069,279

         The operating results for the year ended February 28, 2001 had been accrued in the estimated loss on disposal as of February 28, 2000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         The electric marketing operations of NAEC are reflected as a discontinued operation for all periods presented. The operating results of the discontinued operation are summarized as follows:

                                                              For the Year Ended February 28,
                                                              -------------------------------
                                                       2001                 2000                 1999
                                                       ----                 ----                 ----
Revenues                                           $       --            $61,664,756         $242,903,270
Loss before tax benefit                                    --            (10,337,843)         (17,527,807)
Tax benefit                                                --             (3,520,522)          (6,686,000)
Net loss                                           $       --            $(6,817,321)        $(10,841,807)

         C.       Net Assets (Liabilities) of discontinued operations

         As of February 28, 2001 and 2000 net liabilities of discontinued operations consisted mainly of trade accounts receivable, trade accounts payable and an accrual of alleged liquidated damages due certain suppliers.

         In addition NAEC also maintained a line of credit that is collateralized by all of the assets of NAEC and is guaranteed by the Company. The line of credit bears interest at 1/2% per annum over the prime rate. Amounts outstanding as of February 28, 2001 and 2000 were approximately $1,181,000 and $11,770,000, respectively, which are included in the net liabilities from discontinued operations.

         D.       Summary of Significant Accounting Policies

         The company recognized revenues from energy sales in the period in which the commodity was delivered. Inventory consisted of natural gas held in storage. The Company accounted for its natural gas inventory using lower of cost or market, cost being determined using the average cost method.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18.      Quarterly Financial Data (Unaudited)

         The following is a summary of the unaudited quarterly results of operations for fiscal 2001 and 2000 and reflect the natural gas and electric marketing operations as discontinued operations (in thousands of dollars except per share data).

                                                                    For the Quarter Ended
                                                                    ---------------------

Fiscal 2001                              May 31        August 31         November 30       February 28          Full Year
-----------                              ------        ---------         -----------       -----------          ---------
Total revenues                          $ 8,107         $ 8,963             $10,120            $10,108            $37,298
                                        =======         =======             =======            =======            =======
Gross profit                            $ 4,163         $ 3,685             $ 3,335            $ 3,727            $14,910
                                        =======         =======             =======            =======            =======
Net income                              $   580         $   811             $   751            $ 1,618            $ 3,760
                                        =======         =======             =======            =======            =======

Earnings per share - Basic:
Net income                              $  0.04         $  0.05             $  0.05            $  0.10            $ 0. 25
                                        =======         =======             =======            =======            =======

Earnings per share - Diluted:
Net income                              $  0.04         $  0.05             $  0.05            $  0.10            $  0.24
                                        =======         =======             =======            =======            =======


                                                                    For the Quarter Ended
                                                                    ---------------------

Fiscal 2000                              May 31       August 31          November 30       February 28          Full Year
-----------                              ------       ---------          -----------       -----------          ---------
Total revenue                           $ 3,465         $ 3,138             $ 7,195           $  8,735           $ 22,533
                                        =======         =======             =======           ========           ========
Gross profit                            $ 1,981         $ 1,443             $ 4,530           $  3,761           $ 11,715
                                        =======         =======             =======           ========           ========
Income (loss) from
continuing operations                   $   961         $   191             $ 2,664           $   (231)          $  3,585

Loss from
discontinued operations                    (100)         (5,133)             (3,185)           (26,308)           (34,726)
                                        -------         -------             -------           --------           --------
Net income (loss)                       $   861         $(4,942)            $  (521)          $(26,539)          $(31,141)
                                        =======         =======             =======           ========           ========

Earnings (loss) per share-Basic:
Continuing operations                   $  0.07         $  0.01             $  0.18           $  (0.02)          $   0.24
Discontinued operations                   (0.01)          (0.35)              (0.21)             (1.79)             (2.36)
                                        -------         -------             -------           --------           --------
Net income (loss)                       $  0.06         $ (0.34)            $ (0.03)          $  (1.81)          $  (2.12)
                                        =======         =======             =======           ========           ========

Earnings (loss) per share - Diluted:
Continuing operations                   $  0.06         $  0.01             $  0.18           $  (0.02)          $   0.23
Discontinued operations                      --           (0.33)              (0.21)             (1.72)             (2.26)
                                        -------         -------             -------           --------           --------
Net income (loss)                       $  0.06         $ (0.32)            $ (0.03)          $  (1.74)          $  (2.03)
                                        =======         =======             =======           ========           ========

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

         Previously reported legal actions against the Company based upon guarantees of NAEC obligations have either been discontinued or are not being prosecuted by mutual consent. All remaining plaintiffs have executed a settlement agreement which was approved by the bankruptcy court on January 8, 2001. The Company anticipates that the remaining actions will now be discontinued. The settlement agreement called for the Company to settle these obligations with the formation and funding of a trust by May 1, 2001 which date has now been extended. See Note 2 for further details on the Company's efforts and continuing negotiations.

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


YORK RESEARCH CORPORATION
         (Registrant)

/s/Robert M. Beningson                            /s/Michael Trachtenberg
----------------------                            -----------------------
Robert M. Beningson                               Michael Trachtenberg
President, Chief Executive Officer                Executive Vice President
Chairman of the Board                             Chief Financial and Accounting
June 21, 2001                                     Officer, Secretary
                                                  June 21, 2001

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ Robert M. Beningson                           /s/ Harvey W. Schultz
-----------------------                           ---------------------
Robert M. Beningson                               Harvey W. Schultz
Director                                          Director
June 21, 2001                                     June 21, 2001


/s/ Stanley Weinstein                             /s/ Frederic S. Berman
---------------------                             ----------------------
Stanley Weinstein                                 Frederic S. Berman
Director                                          Director
June 21, 2001                                     June 21, 2001



/s/ Howard Sommer
------------------
Howard Sommer
Director
June 21, 2001