Form 10-Q
period 2001-03-31
YORK RESEARCH CORP
filed 2001-07-16
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          May 31, 2001
                                -------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                        to
                                --------------------        -------------------

                  Commission file number         0-72
                                         ------------------

                           York Research Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            06-0608633
--------------------------------------           ------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
of incorporation or organization)                         Identification No.)

 280 Park Avenue, Suite 2700 West, New York, New York          10017
-----------------------------------------------------        -------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (212) 557-6200
                                                    ----------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       ----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 16,262,697.
        ----------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            May 31,            February 28,
                                                                             2001                2001
                                                                          -------------       -------------
                                                                          (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                          $   1,603,983       $   2,438,864
       Marketable securities                                                    251,110           1,445,520
       Trade accounts receivable                                              3,781,485           3,637,654
       Other receivables - related parties                                    5,548,319           9,457,308
       Cash in escrow                                                         1,021,033           1,284,558
       Deferred tax asset                                                     9,294,429           8,920,143
       Other current assets                                                     359,214             324,966
                                                                          -------------       -------------
            Total current assets                                             21,859,573          27,509,013

Property, plant and equipment, net                                          128,853,584         130,016,474
Long-term notes and other receivables - WCTP                                 82,685,335          81,695,602
Intangible assets, net                                                       15,164,449          15,570,329
Deferred tax asset                                                            6,019,000           6,019,000
Other assets (including advances to employees of $827,150
          and $817,757, respectively)                                         2,911,446           2,640,739
                                                                          -------------       -------------
            Total assets                                                  $ 257,493,387       $ 263,451,157
                                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Project payables                                                   $   6,033,577       $   6,049,732
       Accrued expenses and other payables                                    6,881,863          11,151,629
       Income tax payable                                                       248,425             289,008
       Project notes payable                                                145,662,000         147,312,000
       Net liabilities of discontinued operations                            48,805,532          49,997,637
                                                                          -------------       -------------
            Total current liabilities                                       207,631,397         214,800,006

Other long-term liabilities                                                   1,671,564           1,724,437
Deferred revenue and other credits                                            2,724,750           2,768,000

Minority interest in partnership                                              3,548,830           3,424,254

Commitments and contingencies

Stockholders' equity
       Common stock, Class A, $.01 par value; authorized 10,000,000
          shares; none issued                                                        --                  --
       Common stock, $.01 par value; authorized 50,000,000 shares;
          issued 16,420,821 shares                                              164,208             164,208
       Additional paid-in capital                                            69,473,128          69,473,128
       Accumulated deficit                                                  (24,809,147)        (26,233,745)
       Accumulated other comprehensive income (net of tax of $76,456
       and $450,857, respectively)                                              148,096             875,308
                                                                          -------------       -------------
                                                                             44,976,285          44,278,899
       Less:
       Treasury stock, at cost (158,124 shares)                              (1,564,713)         (1,564,713)
       Notes receivable - sale of common stock                                 (342,322)           (377,322)
       Deferred compensation                                                 (1,152,404)         (1,602,404)
                                                                          -------------       -------------
            Total stockholders' equity                                       41,916,846          40,734,460
                                                                          -------------       -------------
            Total liabilities and stockholders' equity                    $ 257,493,387       $ 263,451,157
                                                                          =============       =============



   The accompanying notes are an integral part of these financial statements.

                YORK RESEARCH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MAY 31,


                                                                        (Unaudited)
                                                                    2001              2000
                                                               ------------      ------------
Revenues                                                       $  9,225,872      $  8,107,047

Costs of revenues                                                 5,367,162         3,943,548
                                                               ------------      ------------

Gross profit                                                      3,858,710         4,163,499
                                                               ------------      ------------

Selling, general and administrative:
      Power project services                                        550,821           663,544
      General corporate expenses                                  1,744,268         2,101,224
                                                               ------------      ------------
           Total selling, general and administrative              2,295,089         2,764,768
                                                               ------------      ------------

Other income (expense):
      Interest income - WCTP                                        989,734         1,219,454
      Interest income                                                65,413           190,808
      Interest expense                                           (4,432,478)       (4,435,541)
      Other income                                                3,362,884         1,913,209
      Minority interest in partnership                             (124,576)         (153,490)
                                                               ------------      ------------
                                                                   (139,023)       (1,265,560)
                                                               ------------      ------------

Income from continuing operations before income taxes             1,424,598           133,171

Benefit for income taxes                                                 --          (447,000)
                                                               ------------      ------------

Net income                                                     $  1,424,598      $    580,171
                                                               ============      ============

Comprehensive income                                           $    684,613      $    783,571
                                                               ============      ============

Earnings per share - Basic                                     $       0.09      $       0.04
                                                               ============      ============

      Weighted average number of common shares used
        in computing basic earnings per share                    16,060,008        15,086,345
                                                               ============      ============

Earnings per share - Diluted                                   $       0.08      $       0.04
                                                               ============      ============

      Weighted average number of common shares and
        common share equivalents used in computing diluted
        earnings per share                                       18,035,048        15,086,345
                                                               ============      ============





   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MAY 31,

                                                                          (Unaudited)
                                                                       2001             2000
                                                                  -----------      -----------
OPERATING ACTIVITIES:
Net income                                                        $ 1,424,598      $   580,171
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
        Depreciation                                                1,180,058        1,183,229
        Amortization of goodwill                                        9,843            9,843
        Amortization of deferred charges                              578,978          521,124
        Amortization of deferred credits                              (43,250)         (43,250)
        Deferred taxes                                                     --         (447,000)
        Minority interest in partnership                              124,576          153,490
        ESOP contribution                                                  --          169,783
        Gain on sale of marketable securities                      (1,092,281)              --
        Changes in operating assets and liabilities:
           Net decrease in receivables                              3,539,976          695,376
           Net increase in notes receivable,
             other current assets and other assets                 (1,217,447)        (492,685)
           Net decrease in accounts payable, accrued expenses
             and long-term liabilities                             (4,322,639)      (5,652,945)
           Decrease in accrued taxes                                  (40,583)         (90,755)
                                                                  -----------      -----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
             OF CONTINUING OPERATIONS                                 141,829       (3,413,619)
                                                                  -----------      -----------

        NET CASH USED IN OPERATING ACTIVITIES
             OF DISCONTINUED OPERATIONS                            (1,192,105)      (1,250,787)
                                                                  -----------      -----------

INVESTING ACTIVITIES:
        Purchase of property, plant and equipment                     (33,323)      (2,128,112)
        Deposits into cash in escrow                               (7,155,536)      (3,399,767)
        Receipts from cash in escrow                                7,419,061        5,794,178
        Proceeds from sale of marketable securities                 1,185,193               --
                                                                  -----------      -----------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                   1,415,395          266,299
                                                                  -----------      -----------

FINANCING ACTIVITIES:
        Payment of project notes                                   (1,650,000)      (1,350,000)
        Amounts received from ESOP                                    450,000               --
                                                                  -----------      -----------
        NET CASH USED IN FINANCING ACTIVITIES                      (1,200,000)      (1,350,000)
                                                                  -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                (834,881)      (5,748,107)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,438,864        7,490,106
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 1,603,983      $ 1,741,999
                                                                  ===========      ===========


Supplemental disclosure of cash flow information:

        Interest paid                                             $ 8,945,618      $ 9,000,959

        Income taxes paid                                         $    40,583      $    90,755


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      General

         In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position at May 31, 2001, and the results of operations and cash flows for the three months ended May 31, 2001 and 2000.

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

         Certain amounts in the Fiscal 2001 consolidated financial statements were reclassified to conform to the Fiscal 2002 presentation. Any adjustments that have been made to the financial statements are of a normal recurring nature.

2.       Liquidity

         North American Energy Conservation, Inc. ("NAEC"), an 85% owned subsidiary of York, estimates that the total third party obligations that would be subject of its Chapter 11 proceedings approximates $66 million, all of which have been accrued as of February 28, 2000. York has guaranteed approximately $46 million of the total pre-petition debt of NAEC. York and NAEC have conducted extensive discussions with both the guaranteed and non-guaranteed creditor groups and had arrived at a settlement agreement, which was approved by the bankruptcy court on January 8, 2001. Pursuant to the settlement agreement, among other requirements, the Company was required to fund $13 million into a trust for the benefit of the creditors by May 1, 2001. To date, both NAEC and the Company have been unable to fund the initial cash payment into the trust. The time for the Company to perform has been extended while it continues negotiations with the creditors and preparation of the required agreements. The trust is expected to be funded with a minimum of $13 million, six million shares of common stock which would be sold over time under controlled conditions to liquidate the obligations, a warrant for one million shares at an exercise price to be determined and a carried interest in the Company's net available cash flow, as defined, which will be used to the extent the sale of the common stock is insufficient to liquidate all obligations. To the extent the trust has not previously been liquidated, the total amount to be liquidated via the trust is expected to increase by $2 million on the third anniversary and additional amounts up to a cap of $4 million on each anniversary thereafter. Included in the total settlement amount is an expected debt obligation of $1 million, collateralized by certain assets, due December 31, 2009 or earlier under certain circumstances as defined.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         There can be no assurance that an agreement will be reached with the creditor group or that the Company will be able to raise sufficient funds.

         General corporate, pre-financing project development and negative working capital needs have historically been met by the cash flow derived from the Company's power projects. The Company believes that such cash flow sources and potential development fees received on future projects, will provide sufficient cash flow for continuing operations for at least twelve months.

         The Company has met all required principal and interest payments on the project notes payable to date. The project notes payable are non-recourse to York. However, as a result of the Bond trustee's inability to set up certain foreign escrow accounts pursuant to provisions included in the bond indenture, the project notes payable have been classified as a current liability as of May 31, 2001.

(3)      Per Share Data

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the three months ended May 31, 2001 and 2000.

                                                 Three Months Ended
                                                       May 31,
                                             ----------------------------

                                                 2001             2000
                                             -----------      -----------

Weighted average number of common shares
outstanding                                   16,262,697       15,112,057
                                             -----------      -----------

Average of unreleased ESOP shares               (202,689)         (25,712)
                                             -----------      -----------

Weighted average number of common
shares outstanding - basic                    16,060,008       15,086,345
                                             -----------      -----------

Dilution (warrants and options)                1,975,040               --
                                             -----------      -----------

Weighted average number of common
shares and common share equivalents
outstanding - diluted                         18,035,048       15,086,345

                                             -----------      -----------

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The amounts shown as average of unreleased ESOP shares and dilution (warrants and options) reflect the averages for the periods presented.

         The following chart summarizes the number of options and warrants not included in the computation of diluted earnings per share for the three months ended May 31, 2001 and 2000, as the results would have been antidilutive. The options and warrants expire between April, 2002 and January 2011.

                                 Three Months Ended
                                       May 31,
                           ----------------------------
                                2001              2000
                           --------------     --------------
Options and Warrants          2,832,217          3,852,219
                           --------------     --------------
Price Range                $3.13 to $7.31     $1.50 to $8.00


(4)      Discontinued Operations

         A.       Natural Gas Marketing

         As of February 28, 2000, North American Energy Conservation, Inc. ("NAEC") discontinued its natural gas marketing business. On March 2, 2000, NAEC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. NAEC ceased the wholesale natural gas business as of February 28, 2000, but continued its retail natural gas business until it sold the retail business to Amerada Hess Corporation on April 20, 2000 for $250,000 payable between July 1, 2000 and December 31, 2000 which has been paid in full, net of certain offsets. Amerada Hess assumed all obligations in connection with the Syracuse office and equipment leases and hired all of the NAEC Syracuse personnel. The filing of Chapter 11 was necessitated by an extreme credit crunch which rendered NAEC unable to purchase natural gas to meet its commitments and unable to pay its creditors for natural gas previously delivered.

         As of February 28, 2000, the Company accounted for the NAEC wholesale and retail natural gas marketing business as a discontinued operation, as well as the electric marketing business, which was discontinued previously.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The operating results of the discontinued natural gas operations (which had been accrued as of February 28, 2000), are summarized as follows:

                              For the Three Months Ended May 31,
                              ----------------------------------
                                   2001             2000
                               -----------      -----------
Revenues                       $       -0-      $ 2,734,250
                               -----------      -----------
Loss from operations           $(1,394,547)     $(2,004,650)
                               -----------      -----------


         B.        Net liabilities of discontinued operations

         As of May 31, 2001, net liabilities of discontinued operations consisted mainly of trade accounts receivable, trade accounts payable and an accrual of alleged liquidated damages due certain gas suppliers. NAEC also maintained a line of credit that is collateralized by all of the assets of NAEC and is guaranteed by the Company. The line of credit bears interest at 1/2% per annum over the prime rate. The amount outstanding as of May 31, 2001 was approximately $1,213,000 which is included in the net liabilities from discontinued operations.

(5)      Income Taxes

         For the three months ended May 31, 2001 the tax provision was offset by a tax benefit of $460,000 related to federal wind tax credits generated by the Big Spring facility. For the three months ended May 31, 2000 a tax benefit of $447,000 was recognized related to these federal wind tax credits.

(6)      Other Income

         Included in other income for the three months ended May 31, 2001 is a gain on sale of marketable securities of approximately $1,092,000.

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

         On March 2, 2000, North American Energy Conservation, Inc. ("NAEC"), an 85% owned subsidiary of the Company, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As of February 28, 2000, the Company accounted for NAEC's wholesale and retail natural gas marketing business as a discontinued operation, as well as the electric marketing business, which was discontinued previously. On April 20, 2000, NAEC sold its retail natural gas marketing business to Amerada Hess Corporation (see Note 4).

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

         General corporate, pre-financing project development and negative working capital needs have historically been met by the cash flow derived from the power projects. The Company believes that from these cash flow sources and from potential development fees received on future projects, there will be sufficient cash flow for continuing operations for at least twelve months. However, unless the Company is successful in raising new funds as described below, there can be no assurance that it will have sufficient working capital to meet its obligations.

         York has guaranteed approximately $46 million of the total pre-petition debt of NAEC. York and NAEC have conducted extensive discussions with both the guaranteed and non-guaranteed creditor groups and had arrived at a settlement agreement, which was approved by the bankruptcy court on January 8, 2001. Pursuant to the settlement agreement, among other requirements, the Company was required to fund $13 million into a trust for the benefit of the

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


creditors by May 1, 2001. To date, both NAEC and the Company have been unable to fund the initial cash payment into the trust. The time for the Company to perform has been extended while it continues negotiations with the creditors and preparation of the required agreements. The trust is expected to be funded with a minimum of $13 million, six million shares of common stock which would be sold over time under controlled conditions to liquidate the obligations, a warrant for one million shares at an exercise price to be determined and a carried interest in the Company's net available cash flow, as defined, which will be used to the extent the sale of the common stock is insufficient to liquidate all obligations. To the extent the trust has not previously been liquidated, the total amount to be liquidated via the trust is expected to increase by $2 million on the third anniversary and additional amounts up to a cap of $4 million on each anniversary thereafter. Included in the total settlement amount is an expected debt obligation of $1 million, collateralized by certain assets, due December 31, 2009 or earlier under certain circumstances as defined.

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

         The Company has met all required principal and interest payments on the project notes payable to date. The project notes payable are non-recourse to York. However, as a result of the Bond trustee's inability to set up certain foreign escrow accounts pursuant to provisions included in the bond indenture, the project notes payable have been classified as a current liability as of May 31, 2001.

General

         During the quarter ended May 31, 2001, cash and cash equivalents decreased approximately $.8 million. Cash provided by operating activities from continuing operations was approximately $.1 million.

         During the quarter ended May 31, 2001, investing activities provided approximately $1.4 million primarily from proceeds on the sale of marketable securities.

         During the quarter ended May 31, 2001, financing activities used $1.2 million for a $1.65 million principal payment on the project notes, offset by $.45 million received from the ESOP.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2001 Compared to 2000

         Revenues include the sale of electric energy to utility customers by the Big Spring and Trinidad projects. Revenues also include power project services such as engineering services, fuel procurement and other services. Cost of revenues include fuel, payroll, depreciation and other operations and maintenance costs. Revenues increased approximately $1,119,000 and cost of power project services increased approximately $1,423,000, when comparing the three months ended May 31, 2001 to the three months ended May 31, 2000, primarily as a result of increased revenues and related costs of fuel of approximately $1,222,000 for the Warbasse facility.

         The Big Spring project revenues decreased approximately $134,000 and cost of revenues increased approximately $63,000 when comparing the quarter ended May 31, 2001 to the quarter ended May 31, 2000. Revenues decreased due to lower average winds.

         The Trinidad project revenues increased approximately $48,000 and cost of revenues increased approximately $206,000 when comparing the quarter ended May 31, 2001 to the quarter ended May 31, 2000. The increase in cost of revenues is primarily due to higher planned maintenance and payroll costs. The Trinidad project has no fuel risk because the government provides all the fuel utilized by the project.

         Selling, general and administrative expenses decreased approximately $470,000 when comparing May 31, 2001 and 2000. This decrease is comprised of the following: (a) expenses incurred in developing power projects decreased approximately $113,000 and (b) general corporate expenses decreased approximately $357,000 as part of an overall effort to reduce costs. There was a decrease of approximately $147,000 in payroll costs due to a reduction in personnel, and a decrease of $89,000 in accretion expenses on the Class B warrant redemption. The balance of the decrease relates to various other costs.

         Interest income-WCTP decreased approximately $230,000 when comparing the quarters ended May 31, 2001 and 2000 due to decreases in the variable interest rate charged.

         Interest income decreased approximately $125,000 when comparing the three months ended May 31, 2001 to the three months ended May 31, 2000 due to decreased levels of cash available for investment resulting principally from payments on construction of the Trinidad and Big Spring projects.

         Interest expense was comparable for the quarters ended May 31, 2001 and 2000.

         Other income increased approximately $1,450,000 when comparing the three months ended May 31, 2001 to the same period in the prior year. This change was primarily due to a gain on the sale of marketable securities of approximately $1,092,000 and an increase in royalty fees from BNYLP of approximately $343,000.

                  YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                     PART II

         ITEM 1.  Legal Proceedings

                  None

         ITEM 6.  Exhibits and reports on Form 8-K

             (a)  Exhibits

                  None

             (b) There were no reports on Form 8-K filed during the three months ended May 31, 2001.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES




Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 16, 2001                  /s/ Robert M. Beningson
                                      -------------------------
                                          Robert M. Beningson
                                          Chairman of the Board and
                                          President




Dated: July 16, 2001                  /s/ Michael Trachtenberg
                                      ------------------------
                                          Michael Trachtenberg
                                          Executive Vice President
                                          and Chief Financial and
                                          Accounting Officer