Form 10-Q
period 2001-08-31
YORK RESEARCH CORP
filed 2001-10-15
CIK 108976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         August 31, 2001
                                -----------------------------------------------
                                       OR
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                 to
                                --------------     ---------------

                          Commission file number       0-72
                                                ------------------

                            York Research Corporation
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                         06-0608633
------------------------------------       ----------------------------
(State or other jurisdiction of            (I.R.S. Employer
of incorporation or organization)          Identification No.)

  280 Park Avenue, Suite 2700 West,  New York, New York          10017
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            (212) 557-6200
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 16,266,697.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                          August 31,         February 28,
                                                                             2001                2001
                                                                         -------------      -------------
                                                                          (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                         $   1,477,651      $   2,438,864
       Marketable securities                                                   120,008          1,445,520
       Trade accounts receivable                                             3,787,050          3,637,654
       Other receivables - related parties                                   6,829,519          9,457,308
       Cash in escrow                                                        3,919,701          1,284,558
       Deferred tax asset                                                    9,335,498          8,920,143
       Other current assets                                                    311,219            324,966
                                                                         -------------      -------------
            Total current assets                                            25,780,646         27,509,013

Property, plant and equipment, net                                         127,671,171        130,016,474
Long-term notes and other receivables - WCTP                                83,715,695         81,695,602
Deferred charges, net                                                       14,575,628         15,570,329
Deferred tax asset                                                           6,819,000          6,019,000
Other assets (including advances to employees of $433,461
          and $817,757, respectively)                                        2,989,104          2,640,739
                                                                         -------------      -------------
            Total assets                                                 $ 261,551,244      $ 263,451,157
                                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Project payables                                                  $   5,651,175      $   6,049,732
       Accrued expenses and other payables                                  12,513,720         11,151,629
       Income tax payable                                                      190,725            289,008
       Project notes payable                                               145,662,000        147,312,000
       Net liabilities of discontinued operations                           47,515,067         49,997,637
                                                                         -------------      -------------
            Total current liabilities                                      211,532,687        214,800,006

Other long-term liabilities                                                  1,617,760          1,724,437
Deferred revenue and other credits                                           2,681,500          2,768,000

Minority interest in partnership                                             3,655,861          3,424,254

Commitments and contingencies

Stockholders' equity
       Common stock, Class A, $.01 par value; authorized 10,000,000
          shares; none issued                                                        -                  -
       Common stock, $.01 par value; authorized 50,000,000 shares;
          issued 16,424,821 shares                                             164,248            164,208
       Additional paid-in capital                                           69,479,088         69,473,128
       Accumulated deficit                                                 (24,616,604)       (26,233,745)
       Accumulated other comprehensive income (net of tax of $35,387
       and $450,857, respectively)                                              68,681            875,308
                                                                         -------------      -------------
                                                                            45,095,413         44,278,899
       Less:
       Treasury stock, at cost (158,124 shares)                             (1,564,713)        (1,564,713)
       Notes receivable - sale of common stock                                (314,860)          (377,322)
       Deferred compensation                                                (1,152,404)        (1,602,404)
                                                                         -------------      -------------
            Total stockholders' equity                                      42,063,436         40,734,460
                                                                         -------------      -------------
            Total liabilities and stockholders' equity                   $ 261,551,244      $ 263,451,157
                                                                         =============      =============



   The accompanying notes are an integral part of these financial statements.

             YORK RESEARCH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                         (Unaudited)                     (Unaudited)
                                                               For the Six Months Ended          For the Three Months Ended
                                                                         August 31,                      August 31,
                                                            ------------------------------      ------------------------------
                                                                2001              2000             2001              2000
                                                            ------------      ------------      ------------      ------------
Revenues                                                    $ 17,914,950      $ 17,070,333      $  8,689,078      $  8,963,286

Costs of revenues                                             10,112,952         9,222,289         4,745,790         5,278,741
                                                            ------------      ------------      ------------      ------------

Gross profit                                                   7,801,998         7,848,044         3,943,288         3,684,545
                                                            ------------      ------------      ------------      ------------

Selling, general and administrative:
      Power project services                                   1,128,630         1,216,496           577,809           552,952
      General corporate expenses                               4,066,346         3,852,237         2,322,078         1,751,013
                                                            ------------      ------------      ------------      ------------
           Total selling, general and administrative           5,194,976         5,068,733         2,899,887         2,303,965
                                                            ------------      ------------      ------------      ------------

Other income (expense):
      Interest income - WCTP                                   2,020,094         2,505,772         1,030,360         1,286,318
      Interest income                                             87,870           357,106            22,457           166,298
      Interest expense                                        (8,831,761)       (8,895,041)       (4,399,283)       (4,459,500)
      Other income                                             5,165,523         4,229,273         1,802,639         2,316,064
      Minority interest in partnership                          (231,607)         (315,396)         (107,031)         (161,906)
                                                            ------------      ------------      ------------      ------------
                                                              (1,789,881)       (2,118,286)       (1,650,858)         (852,726)
                                                            ------------      ------------      ------------      ------------

Income (loss) from continuing operations
      before income taxes                                        817,141           661,025          (607,457)          527,854

Benefit for income taxes                                        (800,000)         (730,000)         (800,000)         (283,000)
                                                            ------------      ------------      ------------      ------------

Net income                                                  $  1,617,141      $  1,391,025      $    192,543      $    810,854
                                                            ============      ============      ============      ============

Comprehensive income                                        $    769,960      $  1,471,745      $     85,347      $    688,174
                                                            ============      ============      ============      ============


Earnings per share - Basic                                  $       0.10      $       0.09      $       0.01      $       0.05
                                                            ============      ============      ============      ============

      Weighted average number of common shares used
        in computing basic earnings per share                 16,065,073        15,149,960        16,070,138        15,213,575
                                                            ============      ============      ============      ============


Earnings per share - Diluted                                $       0.09      $       0.09      $       0.01      $       0.05
                                                            ============      ============      ============      ============

      Weighted average number of common shares and
        common share equivalents used in computing diluted
        earnings per share                                    18,135,953        15,149,960        18,236,858        15,213,575
                                                            ============      ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED AUGUST 31,



                                                                         (Unaudited)
                                                                    2001             2000
                                                                ------------      ------------
OPERATING ACTIVITIES:
Net income                                                      $  1,617,141      $  1,391,025
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Depreciation                                               2,345,236         2,369,676
        Amortization of goodwill                                      19,686             9,843
        Amortization of deferred charges                           1,157,956         1,170,654
        Amortization of deferred credits                             (86,500)          (86,500)
        Deferred taxes                                              (800,000)         (730,000)
        Minority interest in partnership                             231,607           315,396
        Non-cash bonuses                                             492,351                 -
        ESOP contribution                                                  -           283,264
        Gain on sale of marketable securities                     (1,128,041)         (319,780)
        Changes in operating assets and liabilities:
           Net (increase) decrease in receivables                  2,572,394          (416,242)
           Net increase in notes receivable,
             other current assets and other assets                (3,061,543)       (1,951,374)
           Net (increase) decrease in accounts payable,
             accrued expenses and long-term liabilities            1,255,415          (833,211)
           Decrease in accrued taxes                                 (98,283)         (465,765)
                                                                ------------      ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES
             OF CONTINUING OPERATIONS                              4,517,419           736,986
                                                                ------------      ------------

        NET CASH USED IN OPERATING ACTIVITIES
             OF DISCONTINUED OPERATIONS                           (2,482,570)       (2,402,504)
                                                                ------------      ------------

INVESTING ACTIVITIES:
        Purchase of property, plant and equipment                   (398,490)       (2,655,410)
        Deposits into cash in escrow                             (10,543,273)       (6,465,964)
        Receipts from cash in escrow                               7,908,130         7,364,885
        Proceeds from sale of marketable securities                1,231,571           359,600
                                                                ------------      ------------
        NET CASH USED IN INVESTING ACTIVITIES                     (1,802,062)       (1,396,889)
                                                                ------------      ------------

FINANCING ACTIVITIES:
        Payment of project notes                                  (1,650,000)       (1,350,000)
        Proceeds from ESOP note                                      450,000                 -
        Proceeds from exercise of stock options                        6,000                 -
                                                                ------------      ------------
        NET CASH USED IN FINANCING ACTIVITIES                     (1,194,000)       (1,350,000)
                                                                ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                               (961,213)       (4,412,407)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2,438,864         7,490,106
                                                                ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  1,477,651      $  3,077,699
                                                                ============      ============


Supplemental disclosure of cash flow information:

        Interest paid                                           $  8,975,041      $  9,000,959

        Income taxes paid                                       $    155,155      $     90,755


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      General

         In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position at August 31, 2001, and the results of operations for the six and three months ended August 31, 2001 and 2000 and cash flows for the six months ended August 31, 2001 and 2000.

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

         The results of operations for the six and three months ended August 31, 2001 may not be indicative of future results.

2.       Liquidity

         North American Energy Conservation, Inc. ("NAEC"), an 85% owned subsidiary of York, estimates that the total third party obligations that would be subject of its Chapter 11 proceedings approximates $66 million, all of which have been accrued as of February 28, 2000. York has guaranteed approximately $46 million of the total pre-petition debt of NAEC. York and NAEC had conducted extensive discussions with both the guaranteed and non-guaranteed creditor groups and had arrived at a settlement agreement, which was approved by the bankruptcy court on January 8, 2001. Pursuant to the settlement agreement, among other requirements, the Company would have been required to fund $13 million into a trust for the benefit of the creditors by May 1, 2001. To date, both NAEC and the Company have been unable to fund the initial cash payment into the trust. The time for the Company to perform had been extended while it continued negotiations with the creditors and preparation of the required agreements. As a result of various circumstances the settlement agreement originally reached with the various creditor groups will now be subject to renegotiation.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Management's plan in regard to this matter is to reach eventual agreement with the creditors. In this regard York, with the help of Credit Suisse First Boston ("CSFB") and other consultants, is pursuing several alternative means, including the potential sale of all or part of York's interest in various projects, of raising the funds necessary to meet its initial cash obligation to creditors and meet its other ongoing obligations.

         In October 2001, the Company and certain wholly owned indirect subsidiaries signed an agreement to sell the equity of York Ex International SRL ("York Ex"). York Ex is the indirect parent of the subsidiary that owns and operates the Trinidad project. The sale is subject to certain significant conditions precedent including obtaining sufficient funds to redeem the project notes payable. The Company continues to pursue additional funds as discussed above.

         There can be no assurance that an agreement will be reached with the creditor groups or that the Company will be able to raise sufficient funds.

         General corporate, pre-financing project development and negative working capital needs have historically been met by the cash flow derived from the Company's power projects. The Company believes that such cash flow sources and potential development fees received on future projects, will provide sufficient cash flow for continuing operations for at least twelve months.

         The Company has met all required principal and interest payments on the project notes payable to date. The project notes payable are non-recourse to York. However, as a result of the Bond trustee's inability to set up certain foreign escrow accounts pursuant to provisions included in the bond indenture, the project notes payable have been classified as a current liability.

(3)      Per Share Data

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the six and three months ended August 31, 2001 and 2000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


---------------------------------------------------- ---------------------------------- ----------------------------------
                                                             Six Months Ended                  Three Months Ended
                                                                August 31,                         August 31,
---------------------------------------------------- ---------------- ----------------- ---------------- -----------------

                                                          2001              2000             2001              2000
---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Weighted average number of common shares
outstanding                                              16,262,762      15,162,816        16,262,827       15,213,575
---------------------------------------------------- ---------------- ----------------- ---------------- -----------------

Average of unreleased ESOP shares                          (197,689)        (12,856)         (192,689)              --
---------------------------------------------------- ---------------- ----------------- ---------------- -----------------

Weighted average number of common
shares outstanding - basic                               16,065,073      15,149,960        16,070,138       15,213,575
---------------------------------------------------- ---------------- ----------------- ---------------- -----------------

Dilution (warrants and options)                           2,070,880              --         2,166,720               --
---------------------------------------------------- ---------------- ----------------- ---------------- -----------------

Weighted average number of common
shares and common share equivalents
outstanding - diluted                                    18,135,953      15,149,960        18,236,858       15,213,575
---------------------------------------------------- ---------------- ----------------- ---------------- -----------------


         The following chart summarizes the number of options and warrants not included in the computation of diluted earnings per share for the six and three months ended August 31, 2001 and 2000, as the results would have been antidilutive. The options and warrants expire between April 2002 and January 2011.


   ---------------------------------------- ----------------------------------- ------------------------------------
                                                     Six Months Ended                   Three Months Ended
                                                        August 31,                          August 31,
   ---------------------------------------- ----------------------------------- ------------------------------------
                                                  2001              2000              2001               2000
   ---------------------------------------- ----------------- ----------------- ------------------ -----------------

            Options and Warrants                  2,832,217         3,852,219         2,832,217          3,852,219
   ---------------------------------------- ----------------- ----------------- ------------------ -----------------
                                             $3.13 to $7.31    $1.50 to $8.00    $3.13 to $7.31     $1.50 to $8.00
                 Price Range
   ---------------------------------------- ----------------- ----------------- ------------------ -----------------

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The operating results of the discontinued natural gas operations (which had been accrued as of February 28, 2000), are summarized as follows:



   ---------------------------------------- ----------------------------------- ------------------------------------
                                                     Six Months Ended                   Three Months Ended
                                                        August 31,                          August 31,
   ---------------------------------------- ----------------------------------- ------------------------------------

                                                  2001              2000              2001               2000
   ---------------------------------------- ----------------- ----------------- ------------------ -----------------
                  Revenues                    $      --          $ 2,734,250       $     --          $     --
   ---------------------------------------- ----------------- ----------------- ------------------ -----------------

            Loss from operations              $(2,583,735)      $(3,290,198)      $(1,189,188)       $(1,285,548)
   ---------------------------------------- ----------------- ----------------- ------------------ -----------------


         B.        Net liabilities of discontinued operations

         As of August 31, 2001, net liabilities of discontinued operations consisted mainly of trade accounts receivable, trade accounts payable, an accrual of alleged liquidated damages due certain gas suppliers and a balance due for a line of credit.

(5)      Income Taxes

         For the six months ended August 31, 2001 a tax benefit of $800,000 was recognized relating to the federal wind tax credits generated by the Big Spring facility. For the three months ended August 31, 2001 the company recognized a tax benefit of $340,000 relating to these federal wind tax credits and a current tax benefit of $460,000. For the six and three months ended August 31, 2000 a tax benefit of $1,000,000 and $500,000, respectively, was recognized related to these federal wind tax credits.

(6)       Other Income

         Included in other income for the six and three months ended August 31, 2001 is a gain on sale of marketable securities of approximately $1,128,000 and $36,000, respectively.

(7)      Employee Notes and Advances

         On June 1, 2001, in order to ensure retention of key employees, including two executive vice presidents, the Company cancelled, in the form of bonuses, certain employee notes and advances that had been outstanding for a number of years. Approximately $500,000 was recognized during the quarter ended August 31, 2001 and approximately $750,000 is being cancelled ratably over the eighteen month period commencing June 1, 2001 provided certain conditions are met, including that the two executive vice presidents do not resign during this period.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)      Recent Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and March 1, 2002. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective March 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
o effective March 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The Company does not expect the implementation of these standards to have a material impact on the financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS 121, while retaining many of the requirements of such statement. Under SFAS 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is currently evaluating the impact this may have.

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

         Within our Greenpower business, we currently have five operating facilities: in New York City, a 38MW Warbasse cogeneration facility (the "Warbasse facility") and a 286MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"); in Big Spring, Texas, a 34MW wind energy facility (the "Big Spring facility"), and a 6.6MW wind energy facility (the "West Texas project"); and a 225 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad project"). Other power projects are in earlier stages of development.

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

Liquidity and Capital Resources

Overview

         The Company finances initial development of a project's cash needs from its own funds. When a project is determined to be feasible, the Company will generally seek to finance construction through some form of non-recourse project financing. Once a project is operational, any additional capital requirements are expected to be met by the operations of the facility. In addition, the Company may finance future projects through the sale of partial interests (or in some cases significant interests) or other financing techniques. For example, construction of the West Texas project was financed by a capital contribution of the limited partner in this project.

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

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         York has guaranteed approximately $46 million of the total pre-petition debt of NAEC. York and NAEC had conducted extensive discussions with both the guaranteed and non-guaranteed creditor groups and had arrived at a settlement agreement, which was approved by the bankruptcy court on January 8, 2001. Pursuant to the settlement agreement, among other requirements, the Company would have been required to fund $13 million into a trust for the benefit of the creditors by May 1, 2001. To date, both NAEC and the Company have been unable to fund the initial cash payment into the trust. The time for the Company to perform had been extended while it continued negotiations with the creditors and preparation of the required agreements. As a result of various circumstances the settlement agreement originally reached with the various creditor groups will now be subject to renegotiation.

         In October 2001, the Company and certain wholly owned indirect subsidiaries signed an agreement to sell the equity of York Ex International SRL ("York Ex"). York Ex is the indirect parent of the subsidiary that owns and operates the Trinidad project. The sale is subject to certain significant conditions precedent including obtaining sufficient funds to redeem the project notes payable. The Company continues to pursue additional funds as discussed above.

         York, with the help of Credit Suisse First Boston ("CSFB") and other consultants, is pursuing several alternative means, including the potential sale of all or part of York's interest in various projects, of raising the funds necessary to fund its initial cash obligation to creditors and meet its other ongoing obligations.

         There can be no assurance that the negotiations being conducted with the creditor groups will ultimately resolve NAEC's liabilities or York's obligations with respect thereto. There also can be no assurance that the efforts of the Company to raise sufficient funds will be successful.

         The Company has met all required principal and interest payments on the project notes payable to date. The project notes payable are non-recourse to York. However, as a result of the Bond trustee's inability to set up certain foreign escrow accounts pursuant to provisions included in the bond indenture, the project notes payable have been classified as a current liability.

General

         During the six months ended August 31, 2001, cash and cash equivalents decreased approximately $961,000. Cash provided by operating activities from continuing operations was approximately $4,517,000. Cash used in activities of discontinued operations was approximately $2,483,000.

         During the six months ended August 31, 2001, investing activities used approximately $1,802,000. Net cash used for the escrow accounts was approximately $2,635,000 offset by proceeds on the sale of marketable securities of approximately $1,232,000.

         During the six months ended August 31, 2001, financing activities used $1,194,000 primarily for a $1,650,000 principal payment on the project notes, offset by $450,000 collected for payment of an ESOP note receivable.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

2001 Compared to 2000

         Revenues include the sale of electric energy to utility customers by the Big Spring and Trinidad projects. Revenues also include power project services such as engineering services, fuel procurement and other services. Costs of revenues include fuel, payroll, depreciation and other operations and maintenance costs. Revenues increased approximately $845,000 and costs of revenues increased approximately $891,000 when comparing the six months ended August 31, 2001 to the same period last year primarily from increased revenues and the related cost of fuel of approximately $672,000 for the Warbasse facility. Revenues decreased approximately $274,000 and costs of revenues decreased approximately $533,000 when comparing the quarter ended August 31, 2001 to the same period last year primarily from decreased revenues and related cost of fuel of approximately $550,000 for the Warbasse facility.

         The Big Spring project revenues decreased approximately $239,000 and $105,000, respectively, when comparing the six and three months ended August 31, 2001 to the same periods in the prior year. Revenues decreased due to lower average winds. Costs of revenues increased approximately $196,000 and $133,000, respectively, when comparing the six and three months ended August 31, 2001 to the same periods in the prior year. This increase is due primarily to real estate taxes.

         The Trinidad project revenues increased approximately $556,000 and $508,000, respectively, when comparing the six and three months ended August 31, 2001 to the same periods last year. These increases are due to a higher availability to produce power this year. Costs of revenues increased approximately $277,000 and $71,000, respectively, when comparing the six and three months ended August 31, 2001 to the same periods last year. These increases in costs of revenues are primarily due to higher planned maintenance costs.

         Engineering services revenues and related costs of revenues decreased approximately $100,000 when comparing the six and three months ended August 31, 2001 to the same periods last year.

         Selling, general and administrative expenses increased approximately $126,000 and $596,000 respectively, when comparing the six and three months ended August 31, 2001 to the same periods in the prior year. The increase for the six months is primarily due to an increase in payroll expense as a result principally of non cash bonuses in the form of cancellation of certain advances and notes for certain employees, offset by decreases in professional fees and certain other expenses. The increase for the three months is primarily due to the non cash bonuses.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Interest income-WCTP decreased approximately $486,000 and $256,000, respectively, when comparing the six and three months ended August 31, 2001 to the same periods last year due to decreases in the variable interest rate earned.

         Interest income decreased approximately $269,000 and $144,000, respectively, when comparing the six and three months ended August 31,2001 to the same periods in the prior year. These decreases were caused by decreased levels of cash available for investment due to payments on construction of the Trinidad and Big Spring projects.

         Interest expense was comparable for the six and three months ended August 31, 2001 to the same periods last year.

         Other income increased approximately $936,000 when comparing the six months ended August 31, 2001 to the same period last year. This increase was primarily due to a higher gain on the sale of marketable securities of approximately $808,000. Other income decreased approximately $513,000 when comparing the quarter ended August 31, 2001 to the same period last year. This decrease was primarily due to a lower gain on the sale of marketable securities of approximately $284,000 and a decrease in royalty fees from BNYLP of approximately $210,000.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                     PART II

         ITEM 1.  Legal Proceedings

                  None

         ITEM 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Current report on Form 8-K dated July 18, 2001, reporting
                  Item 9. Regulation FD Disclosure.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES




Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 15, 2001           /s/ Robert M. Beningson
                                  -------------------------
                                  Robert M. Beningson
                                  Chairman of the Board and
                                  President




Dated: October 15, 2001           /s/ Michael Trachtenberg
                                  ------------------------
                                  Michael Trachtenberg
                                  Executive Vice President
                                  and Chief Financial and
                                  Accounting Officer