Form 10-Q
period 2001-11-30
YORK RESEARCH CORP
filed 2002-01-16
CIK 108976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from ________________ to ________________

                           Commission file number 0-72


                            York Research Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             06-0608633
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

      280 Park Avenue, Suite 2700 West, New York, New York       10017
--------------------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 557-6200


              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]       No   [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report 16,266,697.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         November 30,    February 28,
                                                                            2001             2001
                                                                       -------------    -------------
                                                                        (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                       $   3,251,201    $   2,438,864
       Marketable securities                                                 127,900        1,445,520
       Trade accounts receivable                                           4,421,925        3,637,654
       Note and other receivables - WCTP                                   1,913,314        3,397,000
       Other receivables - related parties                                 1,546,296        6,060,308
       Cash in escrow                                                        448,175        1,284,558
       Deferred tax asset                                                  9,332,815        8,920,143
       Other current assets                                                  180,104          324,966
                                                                       -------------    -------------
            Total current assets                                          21,221,730       27,509,013

Property, plant and equipment, net                                       126,503,436      130,016,474
Long-term notes - WCTP                                                    85,779,127       81,695,602
Intangible assets, net                                                    13,989,939       15,570,329
Deferred tax asset                                                         7,219,000        6,019,000
Other assets (including advances to employees of $283,761
          and $817,757, respectively)                                      3,068,656        2,640,739
                                                                       -------------    -------------
            Total assets                                               $ 257,781,888    $ 263,451,157
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Project payables                                                $   5,383,804    $   6,049,732
       Accrued expenses and other payables                                11,000,993       11,151,629
       Income tax payable                                                    190,581          289,008
       Project notes payable                                             145,662,000      147,312,000
       Net liabilities of discontinued operations                         46,868,287       49,997,637
                                                                       -------------    -------------
            Total current liabilities                                    209,105,665      214,800,006

Other long-term liabilities                                                1,563,009        1,724,437
Deferred revenue and other credits                                         2,638,250        2,768,000
Minority interest in partnership                                           3,742,521        3,424,254

Commitments and contingencies

Stockholders' equity
       Common stock, Class A, $.01 par value; authorized 10,000,000
          shares; none issued                                                     --               --
       Common stock, $.01 par value; authorized 50,000,000 shares;
          issued 16,424,821 and 16,420,821 shares, respectively              164,248          164,208
       Additional paid-in capital                                         69,479,088       69,473,128
       Accumulated deficit                                               (25,952,806)     (26,233,745)
       Accumulated other comprehensive income (net of tax of $38,070
       and $450,857, respectively)                                            73,890          875,308
                                                                       -------------    -------------
                                                                          43,764,420       44,278,899
       Less:
       Treasury stock, at cost (158,124 shares)                           (1,564,713)      (1,564,713)
       Notes receivable - sale of common stock                              (314,860)        (377,322)
       Deferred compensation                                              (1,152,404)      (1,602,404)
                                                                       -------------    -------------
            Total stockholders' equity                                    40,732,443       40,734,460
                                                                       -------------    -------------
            Total liabilities and stockholders' equity                 $ 257,781,888    $ 263,451,157
                                                                       =============    =============


   The accompanying notes are an integral part of these financial statements.

             YORK RESEARCH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                (Unaudited)                           (Unaudited)
                                                  For the Nine Months Ended November 30,   For the Three Months Ended November 30,
                                                  --------------------------------------   ---------------------------------------
                                                            2001            2000                  2001            2000
                                                        ------------    ------------          ------------    ------------
Revenues                                                $ 25,447,438    $ 27,190,103          $  7,532,488    $ 10,119,770

Costs of revenues                                         14,082,318      16,006,937             3,969,366       6,784,648
                                                        ------------    ------------          ------------    ------------

Gross profit                                              11,365,120      11,183,166             3,563,122       3,335,122
                                                        ------------    ------------          ------------    ------------

Selling, general and administrative:
       Power project services                              1,779,929       1,662,323               651,299         445,827
       General corporate expenses                          6,423,588       5,264,021             2,357,242       1,411,784
                                                        ------------    ------------          ------------    ------------
            Total selling, general and administrative      8,203,517       6,926,344             3,008,541       1,857,611
                                                        ------------    ------------          ------------    ------------

Other income (expense):
       Interest income - WCTP                              2,809,741       3,773,212               789,647       1,267,440
       Interest income                                       125,692         503,693                37,822         146,587
       Interest expense                                  (13,230,097)    (13,351,536)           (4,398,336)     (4,456,495)
       Other income                                        5,404,226       6,004,595             1,366,744       2,095,102
       Gain on sale of marketable securities               1,128,041         319,780                    --              --
       Minority interest in partnership                     (318,267)       (474,926)              (86,660)       (159,530)
                                                        ------------    ------------          ------------    ------------
                                                          (4,080,664)     (3,225,182)           (2,290,783)     (1,106,896)
                                                        ------------    ------------          ------------    ------------

Income (loss) from continuing operations
       before income taxes                                  (919,061)      1,031,640            (1,736,202)        370,615

Benefit for income taxes                                  (1,200,000)     (1,110,000)             (400,000)       (380,000)
                                                        ------------    ------------          ------------    ------------

Net income (loss)                                       $    280,939    $  2,141,640          $ (1,336,202)   $    750,615
                                                        ============    ============          ============    ============

Comprehensive income (loss)                             $   (527,541)   $  2,348,356          $ (1,297,501)   $    876,715
                                                        ============    ============          ============    ============


Earnings (loss) per share - Basic                       $       0.02    $       0.14          $      (0.08)   $       0.05
                                                        ============    ============          ============    ============

       Weighted average number of common shares used
         in computing basic earnings (loss) per share     16,073,052      15,139,011            16,089,008      15,153,137
                                                        ============    ============          ============    ============


Earnings (loss) per share - Diluted                     $       0.02    $       0.14          $      (0.08)   $       0.05
                                                        ============    ============          ============    ============

       Weighted average number of common shares and
         common share equivalents used in computing
         diluted earnings (loss) per share                17,453,638      15,139,011            16,089,008      15,153,137
                                                        ============    ============          ============    ============


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                                                                             (Unaudited)
                                                                                                      2001                  2000
                                                                                                 ------------          ------------
OPERATING ACTIVITIES:
Net income                                                                                       $    280,939          $  2,141,640
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
        Depreciation                                                                                3,517,397             3,537,625
        Amortization of goodwill                                                                       29,529                29,529
        Amortization of deferred charges                                                            1,733,802             1,730,605
        Amortization of deferred credits                                                             (129,750)             (129,750)
        Deferred taxes                                                                             (1,200,000)           (1,110,000)
        Minority interest in partnership                                                              318,267               474,926
        Non-cash bonuses                                                                              642,051                    --
        ESOP contribution                                                                                  --               404,671
        Gain on sale of marketable securities                                                      (1,128,041)             (319,780)
        Changes in operating assets and liabilities:
           Net (increase) decrease in receivables                                                  11,948,357            (2,997,400)
           Net increase in notes receivable,
             other current assets and other assets                                                (11,864,040)           (3,298,238)
           Net decrease in accounts payable,
             accrued expenses and long-term liabilities                                              (312,064)           (5,415,281)
           Decrease in accrued taxes                                                                  (98,427)             (684,803)
                                                                                                 ------------          ------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
             OF CONTINUING OPERATIONS                                                               3,738,020            (5,636,256)
                                                                                                 ------------          ------------

        NET CASH USED IN OPERATING ACTIVITIES
             OF DISCONTINUED OPERATIONS                                                            (3,129,350)           (3,114,907)
                                                                                                 ------------          ------------

INVESTING ACTIVITIES:
        Purchase of property, plant and equipment                                                    (670,287)           (2,657,584)
        Deposits into cash in escrow                                                              (12,787,133)          (13,911,110)
        Receipts from cash in escrow                                                               13,623,516            21,637,168
        Proceeds from sale of marketable securities                                                 1,231,571               359,600
                                                                                                 ------------          ------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                                   1,397,667             5,428,074
                                                                                                 ------------          ------------

FINANCING ACTIVITIES:
        Payment of project notes                                                                   (1,650,000)           (2,688,000)
        Proceeds from ESOP note                                                                       450,000                    --
        Proceeds from exercise of stock options                                                         6,000                    --
                                                                                                 ------------          ------------
        NET CASH USED IN FINANCING ACTIVITIES                                                      (1,194,000)           (2,688,000)
                                                                                                 ------------          ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      812,337            (6,011,089)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    2,438,864             7,490,106
                                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  3,251,201          $  1,479,017
                                                                                                 ============          ============


Supplemental disclosure of cash flow information:

        Interest paid                                                                            $ 14,453,412          $ 17,839,859

        Income taxes paid                                                                        $    155,299          $    684,803


   The accompanying notes are an integral part of these financial statements.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      General

         In the opinion of management, the accompanying consolidated, unaudited financial statements contain all adjustments necessary to present fairly York Research Corporation and Subsidiaries' ("York" or the "Company") consolidated financial position at November 30, 2001, and the results of operations for the nine and three months ended November 30, 2001 and 2000 and cash flows for the nine months ended November 30, 2001 and 2000.

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

         The results of operations for the nine and three months ended November 30, 2001 may not be indicative of future results.

2.       Liquidity

         On March 2, 2000, North American Energy Conservation, Inc. ("NAEC"), an 85% owned subsidiary of the Company, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). NAEC estimates that the total third party obligations that are subject to its Chapter 11 proceedings are approximately $66 million, all of which have been accrued as of February 28, 2000. York has guaranteed approximately $46 million of the total pre-petition debt of NAEC. Although a settlement agreement with NAEC's creditors was approved by the bankruptcy court on January 8, 2001, to date, neither NAEC nor the Company has been able to fund the required initial $13 million into a trust for the benefit of the creditors. The time to perform has expired and as a result, the settlement agreement originally reached with the NAEC creditor groups has terminated. The Company continues to engage in negotiations with these groups, however, to date such negotiations have not been fruitful.

         On December 20, 2001, an involuntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code was filed against the Company in the Bankruptcy Court by certain NAEC creditors. These NAEC creditors assert claims against York as a result of York's guarantee of certain obligations of NAEC. The bankruptcy petition was filed solely against York, the parent holding company, and does not include any of York's subsidiaries that actually own and operate York's power projects. York had twenty days from December 26, 2001, the date that the involuntary petition was served upon it, in which it may contest the involuntary petition in an answer to be filed with the Bankruptcy Court. On January 15, 2002, York filed an answer contesting, and seeking to dismiss, the involuntary bankruptcy petition. There can be no assurance that York will be successful in its effort to have the involuntary petition dismissed. The Bankruptcy Code provides that pending the entry of an Order for Relief against York, York may continue to use, acquire or dispose of property as if an involuntary case had not been commenced. If the Bankruptcy Court does not dismiss the involuntary petition, and enters an Order of Relief, York would, unless otherwise ordered by the Bankruptcy Court, become a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

         Pursuant to the terms of the $150,000,000 12% Senior Secured Bonds due October 30, 2007 issued by York Power Funding (Cayman) Limited (the "Portfolio Bonds"), a payment in the amount of approximately $10,345,000 was scheduled to be made on October 30, 2001, such payment consisting of a principal payment of $1,650,000, with the balance interest. Such payment was not made in full. This was an automatic default under the terms of the Portfolio Bonds, giving the holders of the Bonds the right to cause the acceleration of the maturity of the Portfolio Bonds and to seek to exercise remedies against the collateral securing the Portfolio Bonds. Such collateral includes all of York's interest in the 225 megawatt generating facility in Trinidad and Tobago (the "Trinidad facility"), York's 34 megawatt wind project in Big Spring, Texas, York's indirect interest in the 286 megawatt Brooklyn Navy Yard facility, and certain notes payable to York and affiliates of York by the 38 megawatt Warbasse facility.

         There has also been a default under the provisions of the documents governing the Portfolio Bonds as a result of the fact that approximately $17.5 million generated by the Trinidad facility that were required to be placed in a controlled account, were advanced to York from June, 2000 to October, 2001.

         York continues to be in discussions with the NAEC creditors, as well as with the holders of the Portfolio Bonds. The holders of the Portfolio Bonds did not join in the bankruptcy petition, and have not exercised any remedies. However, it is impossible to predict the effect these matters, or the bankruptcy proceeding involving York, will have on any of York's current projects under development, or its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         York's plan in regard to this matter is to negotiate a settlement agreement with the various creditor groups. In this regard York is pursuing several alternative means of raising the funds necessary to meet its obligation to creditors, assuming agreements can be reached, and to meet its other ongoing obligations. These include, but are not limited to, attracting various forms of equity investment in the Company or the potential sale of all or part of York's interest in current facilities and projects under development.

         On October 2, 2001, York and certain of its subsidiaries signed an Agreement of Purchase and Sale of Social Quotas (the "Agreement") with NRG Energy, Inc. and one of its subsidiaries (together, "NRG"). Pursuant to the Agreement, York agreed to sell to NRG its Trinidad facility for $140,000,000. Consummation of the Agreement was subject to various conditions, including that if the closing failed to occur by November 21, 2001, either York or NRG had the right to terminate the Agreement upon three days written notice to the other party. On November 21, 2001 NRG exercised this right and terminated the agreement. In the event York successfully consummates a similar transaction with another party, there can be no assurance that such transaction's terms and conditions will be similar to the agreement with NRG.

         Historically, general corporate, pre-financing project development and negative working capital needs have been met by the excess cash flow derived from the Company's power facilities. There can be no assurance that a source or means will be found to provide sufficient cash flow for continuing operations or to fund any agreements with creditors.

(3)      Per Share Data

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive based upon income from continuing operations. The following is a reconciliation of the number of shares used in the basic and diluted computation of earnings per share for the nine and three months ended November 30, 2001 and 2000.


                                                                      Nine Months Ended                    Three Months Ended
                                                                         November 30,                         November 30,
                                                                   2001               2000               2001               2000
                                                                ----------         ----------         ----------         ----------
Weighted average number of common shares
outstanding                                                     16,264,074         15,184,101         16,266,697         15,262,696

Average of unreleased ESOP shares                                 (191,022)           (45,090)          (177,689)          (109,559)

Weighted average number of common
shares outstanding - basic                                      16,073,052         15,139,011         16,089,008         15,153,137

Dilution (warrants and options)                                  1,380,587                 --                 --                 --

Weighted average number of common
shares and common share equivalents
outstanding - diluted                                           17,453,638         15,139,011         16,089,008         15,153,137


         The following chart summarizes the number of options and warrants not included in the computation of diluted earnings per share for the nine and three months ended November 30, 2001 and 2000, as the results would have been antidilutive. The options and warrants expire between April 2002 and January 2011.

                                                   Nine Months Ended                   Three Months Ended
                                                      November 30,                         November 30,
                                                 2001              2000              2001               2000
                                               ---------         ---------          ---------         ---------
     Options and Warrants                      2,832,217         3,765,019          5,935,217         3,765,019

           Price Range                       $3.13 to $7.31    $1.63 to $8.00    $0.78 to $7.31     $1.63 to $8.00

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

         The operating results of the discontinued natural gas operations (which had been accrued as of February 28, 2000), are summarized as follows:

                                                  Nine Months Ended                    Three Months Ended
                                                     November 30,                         November 30,
                                                2001              2000              2001               2000
                                            -----------       -----------        ---------          ---------
               Revenues                     $        --       $ 2,734,250        $      --          $     --

          Loss from operations              $(3,177,809)      $(4,093,188)       $(594,074)         $(803,990)


         B.        Net liabilities of discontinued operations

         As of November 30, 2001, net liabilities of discontinued operations consisted mainly of trade accounts receivable, trade accounts payable, an accrual of alleged liquidated damages due certain gas suppliers and a balance due for a line of credit.

(5)      Income Taxes

         For the nine and three months ended November 30, 2001 a tax benefit of $1,200,000 and $400,000, respectively, was recognized related to federal wind tax credits. For the nine and three months ended November 30, 2000 a tax benefit of $1,330,000 and $330,000, respectively, was recognized related to these federal wind tax credits.

(6)       Notes Receivable - WCTP

         On May 1, 2001, $10,667,482 of the long-term receivable related to operations and maintenance services, incurred through February 28, 2001, was transferred to an uncollateralized note receivable from WCTP. This note bears interest at LIBOR plus 1% and is due on May 1, 2006 unless extended by mutual agreement and has no prepayment penalty. There can be no assurance that WCTP will have sufficient excess cash flow from operations to make any material payments against this note for the next several years.

         On November 25, 2001, $3,248,528 of the receivable related to operations and maintenance services plus interest, incurred from March 1, 2001 to October 31, 2001, was transferred to an uncollateralized note receivable from WCTP. This note bears interest at LIBOR plus 1% and is payable in 24 monthly installments of $143,500, inclusive of interest, with the remaining balance, if any, to be repaid on November 25, 2003. The May 1, 2001 note for $10,667,482 was amended to reflect cross-defaults to the November 25, 2001 note and the operation and maintenance agreement between the Company and WCTP.

         These unsecured notes are required to be paid prior to WCTP's existing secured notes.

(7)      Employee Notes and Advances

         On June 1, 2001, in order to ensure retention of key employees, including two executives, the Company cancelled, in the form of bonuses, certain employee notes and advances that had been outstanding for a number of years. Approximately $750,000 is being cancelled ratably over the eighteen-month period commencing June 1, 2001 provided certain conditions are met, including that the two executives do not resign during this period. Approximately $642,000 and $150,000 were expensed for the nine and three months ended November 30, 2001, respectively.

(8)      Recent Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this Statement apply to goodwill and other intangible assets acquired after July 1, 2001. Major provisions of these Statements and their effective dates for the Company are as follows:

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

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS 121, while retaining many of the requirements of such statement. Under SFAS 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is currently evaluating the impact this may have.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company's business is developing, constructing and operating electric production facilities, including those that utilize natural gas as fuel to produce thermal and electric power ("cogeneration") or renewable energy projects primarily converting wind energy into transmittable electric power.

         Within our business, there are five operating facilities: in New York City, a 38MW Warbasse cogeneration facility (the "Warbasse facility") and a 286MW Brooklyn Navy Yard cogeneration facility (the "BNY facility"); in Big Spring, Texas, a 34MW wind energy facility (the "Big Spring facility"), and a 6.6MW wind energy facility (the "West Texas facility"); and a 225 MW natural gas fueled power project in the Republic of Trinidad and Tobago (the "Trinidad facility"). Other power projects are in earlier stages of development although there can be no assurance that York will be able to develop them.

         On March 2, 2000, North American Energy Conservation, Inc. ("NAEC"), an 85% owned subsidiary of the Company, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). As of February 28, 2000, the Company accounted for NAEC's wholesale and retail natural gas marketing business as a discontinued operation, as well as the electric marketing business, which was discontinued previously. On April 20, 2000, NAEC sold its retail natural gas marketing business to Amerada Hess Corporation (see Note 4).

         On December 20, 2001, an involuntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code was filed against the Company in the Bankruptcy Court by certain NAEC creditors. These NAEC creditors assert claims against York as a result of York's guarantee of certain obligations of NAEC. The bankruptcy petition was filed solely against York, the parent holding company, and does not include any of York's subsidiaries that actually own and operate York's power projects. York had twenty days from December 26, 2001, the date that the involuntary petition was served upon it, in which it may contest the involuntary petition in an answer to be filed with the Bankruptcy Court. On January 15, 2002, York filed an answer contesting, and seeking to dismiss, the involuntary bankruptcy petition. There can be no assurance that York will be successful in its effort to have the involuntary petition dismissed. The Bankruptcy Code provides that pending the entry of an Order for Relief against York, York may continue to use, acquire or dispose of property as if an involuntary case had not been commenced. If the Bankruptcy Court does not dismiss the involuntary petition, and enters an Order of Relief, York would, unless otherwise ordered by the Bankruptcy Court, become a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

         Pursuant to the terms of the $150,000,000 12% Senior Secured Bonds due October 30, 2007 issued by York Power Funding (Cayman) Limited (the "Portfolio Bonds"), a payment in the amount of approximately $10,345,000 was scheduled to be made on October 30, 2001, such payment consisting of a principal payment of $1,650,000, with the balance interest. Such payment was not made in full. This was an automatic default under the terms of the Portfolio Bonds, giving the holders of the Bonds the right to cause the acceleration of the maturity of the Portfolio Bonds and to seek to exercise remedies against the collateral securing the Portfolio Bonds. Such collateral includes all of York's interest in the Trinidad facility, the Big Spring facility, the Brooklyn Navy Yard facility, and the Warbasse facility.

         There has also been a default under the provisions of the documents governing the Portfolio Bonds as a result of the fact that approximately $17.5 million generated by the Trinidad facility that were required to be placed in a controlled account, were advanced to York from June, 2000 to October, 2001.

         York continues to be in discussions with the NAEC creditors, as well as with the holders of the Portfolio Bonds. The holders of the Portfolio Bonds did not join in the bankruptcy petition, and have not exercised any remedies.

         It is impossible to predict the effect these matters, or the bankruptcy proceeding involving York, will have on any of York's current facilities, or projects under development, or its ability to continue as a going concern. In particular, since funds generated by the Trinidad facility are no longer being advanced to York, there can be no assurance that a source or means will be found to provide sufficient cash flow for continuing operations or to fund any agreements with creditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Overview

         Historically, the Company has financed initial development of a project's cash needs from its own funds. When a project is determined to be feasible, the Company will generally seek to finance construction through some form of non-recourse project financing. Once a project is operational, any additional capital requirements are expected to be met by the operations of the facility. In addition, the Company may finance future projects through the sale of partial interests (or in some cases significant interests) or other financing techniques. For example, construction of the West Texas facility was financed by a capital contribution of the limited partner in this project.

         York has guaranteed approximately $46 million of the total pre-petition debt of NAEC. Although a settlement agreement with NAEC's creditors was approved by the bankruptcy court on January 8, 2001, to date, neither NAEC nor the Company has been able to fund the required initial $13 million into a trust for the benefit of the creditors. The time to perform has expired and as a result, the settlement agreement originally reached with the NAEC creditor groups has terminated. The Company continues to engage in negotiations with these groups, however, to date such negotiations have not been fruitful.

         York is pursuing several alternative means of raising the funds necessary to meet its obligation to creditors, assuming agreements can be reached, and to meet its other ongoing obligations. These include, but are not limited to, attracting various forms of equity investment in the Company or the potential sale of all or part of York's interest in current facilities and projects under development.

         There can be no assurance that the negotiations being conducted with the NAEC creditor groups will ultimately resolve NAEC's liabilities or York's obligations with respect thereto. There can be no assurance that an agreement with the Portfolio Bondholders can be reached. There also can be no assurance that the efforts of the Company to raise sufficient funds will be successful.

         Unless the Company is successful in raising new funds as described below, there can be no assurance that it will have sufficient working capital to meet its continuing obligations or to be able to fund any settlement reached with the various creditor groups.

General

         During the nine months ended November 30, 2001, cash and cash equivalents increased approximately $812,000. Cash provided by operating activities from continuing operations was approximately $3,738,000. Cash used in activities of discontinued operations was approximately $3,129,000.

         During the nine months ended November 30, 2001, investing activities provided approximately $1,398,000 primarily by proceeds on the sale of marketable securities of approximately $1,232,000.

         During the nine months ended November 30, 2001, financing activities used $1,194,000 primarily for a $1,650,000 principal payment on the project notes, offset by $450,000 collected for payment of an ESOP note receivable.

Results of Operations

2001 Compared to 2000

         Revenues include the sale of electric energy to utility customers by the Big Spring and Trinidad facilities. Revenues also include power project services such as engineering services, fuel procurement and other services that the Company provides to the Warbasse facility and the BNY facility. Costs of revenues include fuel, payroll, depreciation and other operation and maintenance costs.

         Revenues and costs of revenues decreased approximately $1,743,000 and $1,924,000, respectively, when comparing the nine months ended November 30, 2001 to the same period last year primarily from decreased revenues and the related cost of fuel of approximately $1,999,000 for the Warbasse facility. Revenues decreased approximately $2,587,000 and costs of revenues decreased approximately $2,815,000 when comparing the quarter ended November 30, 2001 to the same period last year primarily from decreased revenues and related cost of fuel of approximately $2,672,000 for the Warbasse facility.

         The Big Spring facility revenues decreased approximately $65,000 and increased approximately $175,000, respectively, when comparing the nine and three months ended November 30, 2001 to the same periods in the prior year due to variations in wind and equipment availability. Costs of revenues decreased approximately $11,000 and $249,000, respectively, when comparing the nine and three months ended November 30, 2001 to the same periods in the prior year. This decrease in costs of revenues for the three month period is due primarily to real estate taxes.

         The Trinidad facility revenues increased approximately $508,000 and decreased approximately $47,000, respectively, when comparing the nine and three months ended November 30, 2001 to the same periods last year. The increase for the nine month period was due to a higher plant availability this year. Costs of revenues increased approximately $412,000 and $134,000, respectively, when comparing the nine and three months ended November 30, 2001 to the same periods last year. These increases in costs of revenues are primarily due to higher planned maintenance costs.

         Selling, general and administrative expenses increased approximately $1,277,000 and $1,151,000 respectively, when comparing the nine and three months ended November 30, 2001 to the same periods in the prior year. The increase for the nine months is due to the non-cash bonuses in the form of cancellation of certain advances and notes for certain employees of approximately $642,000 and increased professional fees of approximately $632,000. The increase for the three months is due to the non-cash bonuses of approximately $150,000 and increased professional fees of approximately $694,000. The balance of the increase relates to various other costs.

         Interest income-WCTP decreased approximately $963,000 and $478,000, respectively, when comparing the nine and three months ended November 30, 2001 to the same periods last year due to decreases in the variable interest rate earned.

         Interest income decreased approximately $378,000 and $109,000, respectively, when comparing the nine and three months ended November 30, 2001 to the same periods in the prior year due to decreases in the variable interest rate earned and a reduction in the cash available for investment.

         Interest expense decreased approximately $121,000 and $58,000, respectively, when comparing the nine and three months ended November 30, 2001 to the same periods in the prior year due to a lower principal balance on the project notes.

         Other income decreased approximately $600,000 when comparing the nine months ended November 30, 2001 to the same period last year due to a decrease in royalty fees relating to the BNY facility of approximately $551,000. Other income decreased approximately $728,000 when comparing the quarter ended November 30, 2001 to the same period last year due to a decrease in royalty fees relating to the BNY facility of approximately $684,000.

         During the nine months ended November 30, 2001 and 2000, the Company received proceeds from the sale of marketable securities of approximately $1,232,000 and $360,000, respectively. The Company recognized a gain of approximately $1,128,000 and $320,000 during the nine months ended November 30, 2001 and 2000, respectively.

                   YORK RESEARCH CORPORATION AND SUBSIDIARIES

                                     PART II

         ITEM 1.  Legal Proceedings

                  An involuntary bankruptcy petition has been filed against York. See the Current reports on Form 8-K dated December 20, 2001 and January 15, 2002.

         ITEM 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           None

                  (b)      Reports on Form 8-K:

                           Current report dated October 2, 2001, reporting Items 2 and 5.

                           Current report dated November 8, 2001, reporting Item 5.

                           Current report dated November 21, 2001, reporting Items 2 and 5.

                           Current report dated December 20, 2001, reporting
                           Item 3.

                           Current report dated January 15, 2002, reporting Item 9.


                                   SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 16, 2002                             /s/ Robert C. Paladino
                                                    ---------------------------
                                                    Robert C. Paladino
                                                    Chief Executive Officer and
                                                    President

Dated: January 16, 2002                             /s/ Michael Trachtenberg
                                                    ---------------------------
                                                    Michael Trachtenberg
                                                    Executive Vice President,
                                                    Chief Accounting Officer and
                                                    Secretary